Form 10-K
period 2000-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2001-01-29
CIK 1103076

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2000

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ______ to ______

                     Commission File Number: 000-29665

                    EXCELSIOR VENTURE PARTNERS III, LLC
           (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                                     13-4102528
    (State or Other jurisdiction of                        (IRS Employer
     Incorporation or Organization)                     Identification No.)


                            114 WEST 47TH STREET
                          NEW YORK, NY 10036-1532
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (212) 852-1000

      Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                    DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Company's prospectus, dated November 20, 2000 (the "Prospectus") as filed with the Securities and Exchange Commission on November 27, 2000 pursuant to Rule 497 of the Securities Act of 1933 are hereby incorporated by reference.


                             TABLE OF CONTENTS


                                                                  Form 10-K
Item No.                                                          Report Page
--------                                                          -----------

                                   PART I

  1.     Business                                                        1
  2.     Properties                                                      1
  3.     Legal Proceedings                                               1
  4.     Submission of Matters to a Vote of Security Holders             1

                            PART II

  5.     Market for Registrant's Common Equity and Related
           Stockholder Matters                                           1
  6.     Selected Financial Data                                         1
  7.     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           1

  7A.    Quantitative and Qualitative Disclosures About Market Risk      2
  8.     Financial Statements and Supplementary Data                     2
  9.     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                           6


                            PART III

  10.    Managers and Executive Officers of the Registrant               7
  11.    Executive Compensation                                          8
  12.    Security Ownership of Certain Beneficial Owners and Management  8
  13.    Certain Relationships and Related Transactions                  9

                            PART IV

  14.    Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                      9



                                   PART I

ITEM 1.  BUSINESS.

         The Company is currently in its offering period and, as of the date hereof, has not accepted any subscriptions from investors or commenced any investment operations. The first subscription closing will be held on or about the fifth business day after receipt of subscriptions totaling $100,000,000. We may continue to offer units of membership interest and accept subscriptions at subsequent closings until May 11, 2001. For additional information concerning the Company, the sections entitled "The Company," "Investment Objective and Policies," "Risk Factors," "The Offering" and "Management" are hereby incorporated by reference from the Prospectus.

ITEM 2.  PROPERTIES.

         The Company does not own or lease physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There will be no established public trading market for the Company's units of membership interest. There was one (1) unit of membership interest outstanding as of October 31, 2000. For additional information concerning the unitholders, the section entitled "Description of Units" is incorporated by reference from the Prospectus.

ITEM 6.  SELECTED FINANCIAL DATA.

         Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


                                     1


RESULTS OF OPERATIONS

         As of October 31, 2000, the Company was still in the offering period. The Company is offering investors the opportunity to subscribe to make capital contributions to the Company in exchange for units of membership interest in the Company. Units of membership interest are made available through Charles Schwab & Co., Inc. as principal distributor and may be sold by the distributor to investors directly or through financial intermediaries acting as broker or agent for their customers. The Company filed a post-effective amendment to its registration statement on November 14, 2000 lowering the minimum subscription amount required for the first subscription closing from $250,000,000 to $100,000,000. If subscriptions for at least $100,000,000 have not been received by May 11, 2001, the offering will terminate.

                      LIQUIDITY AND CAPITAL RESOURCES

         For information concerning liquidity and capital resources, the section entitled "Use of Proceeds" is incorporated by reference from the Prospectus.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Independent Auditors' Report

Statement of Assets and Liabilities as of October 31, 2000

Notes to Statement of Assets and Liabilities

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

         Please refer to attached pages for above-referenced Financial Statements and Supplementary Data.


                       REPORT OF INDEPENDENT AUDITORS



To the Members and Board of Managers
Excelsior Venture Partners III, LLC

We have audited the accompanying statement of assets and liabilities of Excelsior Venture Partners III, LLC (the "Fund") as of October 31, 2000. This statement of assets and liabilities is the responsibility of the Fund's management. Our responsibility is to express an opinion on this statement of assets and liabilities based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the statement of assets and liabilities is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statement of assets and liabilities. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the statement of assets and liabilities referred to above presents fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC at October 31, 2000, in conformity with accounting principles generally accepted in the United States.


                                           ERNST & YOUNG LLP


New York, New York
January 19, 2001

---------------------------------------------------------------------------
                    Excelsior Venture Partners III, LLC
                    Statement of Assets and Liabilities
---------------------------------------------------------------------------
                              October 31, 2000
---------------------------------------------------------------------------
ASSETS:

Cash..........................................................  $       500
  Deferred offering costs.....................................    1,356,200

---------------------------------------------------------------------------

        TOTAL ASSETS.........................................     1,356,700
                                                                -----------

----------------------------------------------------------------------------

LIABILITIES:
  Offering costs payable.....................................     1,356,200
                                                               ------------

----------------------------------------------------------------------------

        TOTAL LIABILITIES....................................     1,356,200
                                                               ------------

---------------------------------------------------------------------------

NET ASSETS..................................................    $       500
                                                               ============

MEMBERSHIP INTERESTS OUTSTANDING............................              1
                                                               ============

NET ASSET VALUE PER UNIT ...................................    $       500
                                                               ------------

===========================================================================

NET ASSETS CONSISTED OF THE FOLLOWING AT OCTOBER 31,  2000:
  Paid-in capital...........................................    $       500
                                                                -----------
       NET ASSETS...........................................    $       500
                                                                ===========

===========================================================================

   Notes to Statement of Assets and Liabilities are an integral part of this Statement.

                    EXCELSIOR VENTURE PARTNERS III, LLC

                NOTES TO STATEMENT OF ASSETS AND LIABILITIES


         NOTE 1 - ORGANIZATION

         Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act, and which has registered its securities for sale under the Securities Act of 1933, as amended. The Company was established as a Delaware limited liability company on February 18, 2000 and maintains a fiscal year end of October 31. The Company is authorized to offer an unlimited number of units of membership interest ("units") with no par value. The minimum subscription is $100,000.

         Certain costs incurred and to be incurred in connection with the initial offering of units of the Company are estimated at $1,356,200. Each member's share of these costs will be deducted from his or her capital contribution on or shortly after the final subscription closing. The Company has no operations to date, other than the sale to David Fann, President and co-CEO of the Company, of one unit on July 7, 2000.

         NOTE 2 - OFFERING COSTS

         The Company estimates incurring offering expenses of $1,356,200, comprised of $1,025,000 for legal and consulting, $30,000 for printing, $50,000 for advertising and marketing, $231,200 in registration, and $20,000 in other offering costs.

         NOTE 3 - CONTINGENT LIABILITIES

         The Company has entered into an agreement with Charles Schwab & Co., Inc. ("Schwab" or the "Distributor") whereby Schwab will pay the organizational expenses of the Company if the Company receives less than $300,000,000 in subscriptions from its initial public offering of units. In the event the Company does receive subscriptions totaling $300,000,000 or more, the Company will pay its own organizational expenses, and each member's share of these costs will be deducted from his or her initial capital contribution on or shortly after the final subscription closing. The Company estimates organizational expenses to be $50,000, comprised of $10,000 for audit fees and $40,000 for legal and consulting fees.

         NOTE 4 - AGREEMENTS

         In return for its services and expenses which the investment adviser assumes under the Investment Advisory Agreement, the Company will pay the investment adviser, on a quarterly basis, a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the final closing date and 1.00% of net assets thereafter. In addition to the management fee, the investment adviser is entitled to allocations and distributions equal to the "Incentive Carried Interest." The Incentive Carried Interest is an amount equal to 20% of the Company's cumulative realized capital gains on all direct investments determined net of cumulative realized and unrealized losses on all investments of any type. The Incentive Carried Interest will be determined annually as of the end of each calendar year.

         Pursuant to an Administrative, Accounting and Investor Services Agreement, the Company retains PFPC Inc. ("PFPC"), an indirect wholly-owned subsidiary of PNC Bank N.A., as administrator. In addition, PFPC Trust Company serves as the Fund's custodian, and PFPC serves as transfer agent.

         The investment adviser or an affiliate will pay the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in this offering. Pursuant to the Distribution Agreement, the Distributor may enter into agreements with one or more financial intermediaries ("Selling Agents") relating to the purchase of units through such Selling Agents acting as brokers or agents for their customers. The investment adviser or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from this offering.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                  PART III

ITEM 10.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         Set forth below are names, ages, positions and certain other information concerning the current managers and executive officers of the Company as of October 31, 2000.


                                                             SERVED IN PRESENT
   NAME AND AGE                 POSITION                      CAPACITY SINCE

David I. Fann 36             President and                   July 20, 2000
                             Co-Chief Executive Officer

Douglas A. Lindgren 38       Co-Chief Executive Officer      July 20, 2000
                             and Chief Investment Officer

Alan M. Braverman 39         Executive Vice President        September 6, 2000

Brian F. Schmidt 41          Chief Financial Officer and     July 20, 2000
                             Treasurer

Frank D. Bruno 40            Assistant Treasurer             July 20, 2000

Lee A. Gardella 33           Vice President                  July 20, 2000

James F. Rorer 30            Vice President                  July 20, 2000

James F. Dorment 27          Chief Administrative Officer    July 20, 2000
                             and Secretary

John C. Hover II* 57         Chairman of the Board
                             and Manager                     May 26, 2000

Gene M. Bernstein 53         Manager                         May 26, 2000

Stephen V. Murphy 55         Manager                         May 26, 2000

Victor F. Imbimbo, Jr. 48    Manager                         May 26, 2000

* Indicates manager who is an "interested person" of the Company within the meaning of the Investment Company Act of 1940.

         Additional information concerning the managers and executive officers of the Company is incorporated herein by reference from the section entitled "Management - Board of Managers, Officers and Investment Professionals" in the Prospectus.

          SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the federal securities laws, the Company's managers and executive officers and any persons holding more than 10% of the Company's units are required to report their ownership of units and any changes in the ownership of the Company's units to the Company and the Securities and Exchange Commission. These filings have all been satisfied by the Company's managers and executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

         The Company has no full-time employees. Pursuant to the investment advisory agreement, the investment adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the investment adviser, the Company will pay a management fee based upon average quarterly net assets and an incentive fee based in part on a percentage of realized capital gains of the Company.

         Upon commencement of the Company's operations, managers will receive compensation of $7,000 annually and $2,000 per meeting attended plus reasonable expenses. The Company does not have a stock option plan, other long-term incentive plan, retirement plan or other retirement benefits.

         The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2000.

                                     AGGREGATE          TOTAL COMPENSATION
                                   COMPENSATION          FROM THE COMPANY
                                       FROM              AND FUND COMPLEX *
  NAME OF PERSON/POSITION          THE COMPANY           PAID TO DIRECTORS
  -----------------------          -----------           -----------------

   John C. Hover II**
    Manager                          None               $46,375 (4 Funds)

   Gene M. Bernstein
    Manager                          None               $56,625 (5 Funds)

   Stephen V. Murphy
    Manager                          None               $56,625 (5 Funds)

   Victor F. Imbimbo, Jr.
    Manager                          None               $48,125 (5 Funds)


* The "Fund Complex" consists of UST Private Equity Investors Fund, Inc., Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Hedge Fund of Funds I, LLC.

**   Mr. Hover is an interested person of the Company.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         As of October 31, 2000, Mr. Fann, the Co-Chief Executive Officer and President was the sole unitholder of the Company. No other person or group is known to be the beneficial owner of the Company's units.


                                                                    AMOUNT AND NATURE
                                                                      OF BENEFICIAL
TITLE OF CLASS          NAME AND ADDRESS OF BENEFICIAL OWNER          OWNERSHIP (#)     PERCENT OF CLASS (%)
--------------          ------------------------------------        -----------------   -------------------

Units of              David I. Fann                                           1 unit              100
membership               c/o United States Trust Company of New York
interest                 114 West 47th Street
                         New York, NY 10036-1532
                      Managers and executive officers                         1 unit              100
                         As a group (1 person)


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The Company has engaged in no transactions with the managers or executive officers other than as described above, in the notes to the financial statements, or in the Prospectus.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)      1.       Financial Statements
                  Independent Auditors' Report
                  Statement of Assets and Liabilities as of October 31, 2000
                  Notes to Statement Assets and Liabilities

         2.       Exhibits

                  (3)(a)   Certificate of Formation of Limited Liability
                           Company (1)

                  (3)(b)   Certificate of Amendment (1)

                  (3)(c)   Form of Limited Liability Company Operating
                           Agreement (1)

                  (4) For instruments defining the rights of security holders see Exhibits (3)(a), (b) and (c),
                           (10)(h),(i),(j) and (k) hereto and the Specimen Certificate of the Company's units (1)

                  (10)(a)  Form of Investment Advisory Agreement (l)

                  (10)(b)  Form of Investment Sub-Advisory Agreement (1)

                  (10)(c)  Form of Distribution Agreement (1)

                  (10)(d)  Form of Selling Agent Agreement (l)

                  (10)(e)  Form of Custodian Agreement (1)

                  (10)(f) Form of Administration, Accounting and Investor Services Agreement (1)

                  (10)(g)  Form of Escrow Agreement (1)

                  (10)(h) Form of Subscription Agreement for investment in units of the Company (1)

                  (10)(i) Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company (1)

                  (10)(j)  Agreement with respect to Seed Capital (1)

                  (10)(k) Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC (1)

                  (23)     Consent of Independent Auditors

                  (99)(a)  Audit Committee Charter

                  (99)(b) Prospectus of the Company dated November 20, 2000 as filed with the Securities and Exchange Commission on November 27, 2000 pursuant to Rule 497 of the Securities Act (1)

         (1) Incorporated by reference to the Company's Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).

(b)      1.       Reports on Form 8-K
                  None

                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXCELSIOR VENTURE PARTNERS III, LLC


Date:  January 29, 2001                    By:  /s/ DAVID I. FANN
                                              --------------------------------
                                           David I. Fann, Co-Chief Executive
                                           Officer and President
                                           (principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

    Signature                      Title                            Date

/s/ DAVID I. FANN             Co-Chief Executive Officer     January 29, 2001
------------------            and President (principle
David I. Fann                 executive officer)


/s/ DOUGLAS A. LINDGREN       Co-Chief Executive Officer     January 29, 2001
-----------------------       and Chief Investment Officer
Douglas A. Lindgren           (principle executive officer)


/s/ BRIAN F. SCHMIDT          Chief Financial Officer        January 29, 2001
---------------------------   (principal financial
Brian F. Schmidt              and accounting officer)


/s/ JOHN C. HOVER II          Chairman of the Board          January 29, 2001
--------------------------    and Manager
John C. Hover II


/s/ GENE M. BERNSTEIN         Manager                        January 29, 2001
-----------------------
Gene M. Bernstein


/s/ STEPHEN V. MURPHY         Manager                        January 29, 2001
---------------------
Stephen V. Murphy


/s/ VICTOR F. IMBIMBO, JR     Manager                        January 29, 2001
--------------------------
Victor F. Imbimbo, Jr.



         SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report or proxy material has been, or will be, furnished to security holders for the fiscal year ended October 31, 2000.