Form 10-Q
period 2001-01-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2001-03-16
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549

                                 ----------

                                 FORM 10-Q


(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 2001
                               ------------------------------


                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                                -------------------       -------------------


                 Commission file number 000-29665
                                        ---------------------

                    EXCELSIOR VENTURE PARTNERS III, LLC
-------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                            13-4102528
-------------------------------------------------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
 of Incorporationor Organization)

114 West 47th Street, New York, NY                                  10036-1532
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)                            (Zip Code)



Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ---------------


-------------------------------------------------------------------------------
       Former Name, Former Address and Former Fiscal Year, if Changed
                             Since last Report.

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|   No   |_|


                    EXCELSIOR VENTURE PARTNERS III, LLC

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results to differ from future performance suggested herein.


              INDEX                                                   PAGE NO.
              -----                                                   --------

PART I.       FINANCIAL INFORMATION                                      1

  Item 1.     Statement of Assets and Liabilities at January 31, 2001    1
              (Unaudited).

              Notes to Statement of Assets and Liabilities.              2

  Item 2.     Management's Discussion and Analysis of Financial          3
              Condition and Results of Operations.

PART II.      OTHER INFORMATION                                          3

  Item 1.     Legal Proceedings.                                         3

  Item 2.     Changes in Securities and Use of Proceeds.                 3

  Item 3.     Defaults Upon Senior Securities.                           3

  Item 4.     Submission of Matters to a Vote of Security Holders.       3

  Item 5.     Other Information.                                         3

  Item 6.     Exhibits and Reports on Form 8-K.                          3

SIGNATURES                                                               4




PART I.      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

-------------------------------------------------------------------------------
                    Excelsior Venture Partners III, LLC
              Statement of Assets and Liabilities (Unaudited)
-------------------------------------------------------------------------------
                              January 31, 2001
-------------------------------------------------------------------------------
 ASSETS:

  Cash............................................                   $      500
  Deferred offering costs.........................                    1,356,200

-------------------------------------------------------------------------------

     TOTAL ASSETS.................................                    1,356,700
                                                            -------------------

-------------------------------------------------------------------------------

  LIABILITIES:
    Offering costs payable........................                    1,356,200
                                                            -------------------

-------------------------------------------------------------------------------

     TOTAL LIABILITIES............................                    1,356,200
                                                            -------------------

-------------------------------------------------------------------------------

  NET ASSETS......................................                   $      500

                                                            ===================

  MEMBERSHIP INTERESTS OUTSTANDING................                            1
                                                            ===================

  NET ASSET VALUE PER UNIT........................                   $      500
                                                            -------------------

===============================================================================

  NET ASSETS CONSISTED OF THE FOLLOWING AT JANUARY 31,  2001:
    Paid-in capital ..............................                   $      500
                                                            -------------------
         NET ASSETS ..............................                   $      500
===============================================================================

Notes to Statement of Assets and Liabilities are an integral part of this Statement.

                    EXCELSIOR VENTURE PARTNERS III, LLC
                NOTES TO STATEMENT OF ASSETS AND LIABILITIES
                                (UNAUDITED)

(1)   Organization

      Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act, and which has registered its securities for sale under the Securities Act of 1933, as amended, ("Securities Act"). The Company was established as a Delaware limited liability company on February 18, 2000 and maintains a fiscal year end of October 31. The Company is authorized to offer an unlimited number of units of membership interest ("units") with no par value. The minimum subscription is $100,000.

      Certain costs incurred and to be incurred in connection with the initial offering of units of the Company are estimated at $1,356,200. Each member's share of these costs will be deducted from his or her capital contribution on or shortly after the final subscription closing. The Company has no operations to date other than the sale to David I. Fann, President and co-CEO of the Company, of one unit on July 7, 2000.

(2)   Offering Costs

      The Company estimates incurring offering expenses of $1,356,200, comprised of $1,025,000 for legal and consulting, $30,000 for printing, $50,000 for advertising and marketing, $231,200 in registration, and $20,000 in other offering costs.

(3)   Contingent Liabilities

      The Company has entered into an agreement with Charles Schwab & Co., Inc. ("Schwab" or the "Distributor") whereby Schwab will pay the organization expenses of the Company if the Company receives less than $175,000,000 in subscriptions from its initial public offering of units. In the event the Company does receive subscriptions totaling $175,000,000 or more, the Company will pay its own organization expenses, and each member's share of these costs will be deducted from his or her initial capital contribution on or shortly after the final subscription closing. The Company estimates organization expenses to be $50,000, comprised of $10,000 for audit fees and $40,000 for legal and consulting fees.

(4)   Agreements

      In return for its services and expenses, which the investment adviser assumes under the Investment Advisory Agreement, the Company will pay the investment adviser, on a quarterly basis, a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the final closing date and 1.00% of net assets thereafter. In addition to the management fee, the investment adviser is entitled to allocations and distributions equal to the "Incentive Carried Interest." The Incentive Carried Interest is an amount equal to 20% of the Company's cumulative realized capital gains on all direct investments determined net of cumulative realized and unrealized losses on all investments of any type. The Incentive Carried Interest will be determined annually as of the end of each calendar year.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

      As of January 31, 2001, the Company was still in the offering period. The Company is offering investors the opportunity to subscribe to make capital contributions to the Company in exchange for units of membership interest in the Company. Units of membership interest are made available through Schwab as Distributor to investors directly or through financial intermediaries acting as broker or agent for their customers. The Company filed a post-effective amendment to its registration statement on November 14, 2000 lowering the minimum subscription amount required for the first subscription closing from $250,000,000 to $100,000,000. The Company intends that a registered investment company advised by the investment adviser will subscribe for interests in the Company. If subscriptions for at least $50,000,000 have not been received by May 11, 2001, the offering will terminate.

LIQUIDITY AND CAPITAL RESOURCES

      For information concerning liquidity and capital resources, the section entitled "Use of Proceeds" is incorporated by reference from the Company's prospectus, dated November 20, 2000 (the "Prospectus") as filed with the Securities and Exchange Commission on November 27, 2000 pursuant to Rule 497 of the Securities Act.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Not Applicable.

ITEM 2.  CHANGES IN SECURITIES.

      None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      The Annual Meeting of Member(s) of the Company was held at the offices of United States Trust Company, 114 West 47th Street, New York, New York 10036 on December 6, 2000 at 11:30 a.m. (New York time) (the "Meeting"). The sole security holder of the Company was present in person at the Meeting and approved the following matters: (i) to elect each of Mr. Bernstein, Mr. Hover, Mr. Murphy and Mr. Imbimbo as managers of the Company, and (ii) to ratify the selection of Ernst & Young LLP as the independent public accountants for the Company for the fiscal year ending October 31, 2001.

ITEM 5.  OTHER INFORMATION.

      Not Applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)   EXHIBITS.

      (23)  Consent of Ernst & Young LLP

      (99) Prospectus of the Company dated November 20, 2000, incorporated by reference as filed with the Securities and Exchange Commission on November 27, 2000 pursuant to Rule 497 of the Securities Act

(B)   REPORTS ON FORM 8-K.

      None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    EXCELSIOR VENTURE PARTNERS III, LLC


Date: March 16, 2001
                                By: /s/ David I. Fann
                                   -----------------------------------------
                                         David I. Fann, President
                                         (Co-Principal Executive Officer)


Date: March 16, 2001
                                By: /s/ Douglas A. Lindgren
                                   -----------------------------------------
                                         Douglas A. Lindgren
                                         (Co-Principal Executive Officer)


Date: March 16, 2001
                                By: /s/ Brian F. Schmidt
                                   -----------------------------------------
                                         Brian F. Schmidt
                                         (Principal Financial and Accounting
                                         Officer)