Form 10-Q
period 2001-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2001-06-14
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 ----------

                                 FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the Quarterly Period Ended  April 30, 2001
                                --------------
                                     OR


|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from ___________________ to ________________________


                      Commission file number 000-29665
                                             ----------


                    EXCELSIOR VENTURE PARTNERS III, LLC
------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)


DELAWARE                                                   13-4102528
------------------------------------------------------------------------------
(State or Other Jurisdiction of                           (I.R.S. Employer
Incorporation or Organization)                           Identification No.)


114 West 47th Street, New York, NY                            10036-1532
------------------------------------------------------------------------------
(Address of Principal Executive Offices)                       (Zip Code)


Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    --------------------------


------------------------------------------------------------------------------
 Former Name, Former Address and Former Fiscal Year, if Changed Since last
 Report.


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


             INDEX                                                     PAGE NO.

PART I.      FINANCIAL INFORMATION

Item l.      Statements                                                     1

             Portfolio of Investments as of April 30, 2001                  1

             Statement of Assets and Liabilities as of April
             30, 2001 and October 31, 2000.                                 2

             Statement of Operations for the six-month period
             ended April 30, 2001 and the period ended April 30, 2000.      3

             Statement of Changes in Net Assets for the six-month
             period ended April 30, 2001 and the period ended
             April 30, 2000.                                                4

             Statement of Cash Flows for the six-month period ended
             April 30, 2001 and the period ended April 30, 2000.            5

             Notes to Financial Statements.                                 6

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations.                           7

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.                                             7

  Item 2.    Changes in Securities and Use of Proceeds.                     7

  Item 3.    Defaults Upon Senior Securities.                               7

  Item 4.    Submission of Matters to a Vote of Security Holders.           7

  Item 5.    Other Information.                                             7

  Item 6.    Exhibits and Reports on Form 8-K.                              7

SIGNATURES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


Excelsior Venture Partners III, LLC
Portfolio of Investments (unaudited)
------------------------------------------------------------------------------

                                                       April 30, 2001
                                            ---------------------------------

PORTFOLIO STRUCTURE

    SHORT-TERM INVESTMENTS                     119,679,018            97.59%
                                            ---------------   ---------------

    TOTAL INVESTMENTS                          119,679,018            97.59%
    OTHER ASSETS & LIABILITIES (NET)             2,959,455             2.41%
                                            ---------------   ---------------

    NET ASSETS                              $  122,638,473              100%
                                            ===============   ===============

Excelsior Venture Partners III, LLC
Statement of Assets and Liabilities


                                                        April 30, 2001       October 31, 2000
                                                      ------------------    -------------------
                                                         Unaudited)
ASSETS

Investment Securities, at Cost                        $   119,681,017          $          --
                                                        ==============          =============

Investment Securities, at Value                           119,679,018                     --

Cash                                                        2,785,188                     --
Receivables:
   Interest
                                                              174,267                     --
Prepaid Assets                                              1,356,200              1,356,200
                                                        --------------          -------------
                                                          123,994,673              1,356,200
         TOTAL ASSETS
                                                        --------------          -------------

LIABILITIES
Deferred Offering Costs                                     1,356,200              1,356,200
                                                        --------------          -------------

NET ASSETS                                            $   122,638,473          $          --
                                                        ==============          =============

NET ASSETS CONSIST OF

Partners' Capital                                     $   122,332,800          $         500

Accumulated Net Investment Income                             307,671                     --

Net Unrealized Appreciation of Investments                     (1,998)                    --
                                                        --------------          -------------

         TOTAL NET ASSETS                             $   122,638,473          $         500
                                                        ==============          =============

Units of Membership interests outstanding                     244,666                      1
                                                        --------------          -------------

NET ASSET VALUE PER UNIT                              $        501.25          $         500
                                                        ==============          =============


Excelsior Venture Partners III, LLC
Statement of Operations (Unaudited)

                                                                                           February 18, 2000
                                                                                             (formation of
                                                                Six Months ended            Company) through
                                                                 April 30, 2001             April 30, 2000
                                                             -----------------------     ---------------------

INVESTMENT INCOME

Interest Income                                              $           307,671          $              --
                                                             -----------------------     -----------------------

NET INVESTMENT INCOME                                                    307,671                         --
                                                             -----------------------     -----------------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Change in Unrealized Appreciation (Depreciation)
on Investments                                                            (1,583)                        --

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                                              (1,583)                        --
                                                             -----------------------     -----------------------
NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS                          $           306,088          $              --
                                                             =======================     =======================


Excelsior Venture Partners III, LLC
Statement of Changes in Net Assets (Unaudited)

                                                                              February 18, 2000
                                                                                 (formation of
                                                        Six Months ended        Company) through
                                                         April 30, 2001           April 30, 2000
                                                      ----------------------  --------------------
OPERATIONS

Net Investment Income (Loss)                          $        307,671        $       --
Change in Unrealized Appreciation
  (Depreciation) in Investments                                (1,998)                --
                                                         --------------          --------
Net Increase in Net Assets
  Resulting From Operations                                    305,673                --

MEMBERSHIP INTERESTS TRANSACTIONS:

Proceeds from membership interests sold                    122,332,300                --
                                                         --------------          --------

NET INCREASE IN NET ASSETS                                 122,637,973                --

NET ASSETS:

Beginning of Period                                                500                --


End of Period                                         $    122,638,473        $       --
                                                        ==============          ========


     Excelsior Venture Partners III, LLC
     Statement of Cash Flows (Unaudited)

                                                                                           February 18, 2000
                                                                                             (formation of
                                                           Six Months ended                Company) through
                                                            April 30, 2001                  April 30, 2000
                                                         ----------------------          ----------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Increase in Net Assets Resulting From                   $          307,671             $            --
Operations
Adjustments to Reconcile Net Income to Net
Cash Used in Operating Activities:
     Change in Unrealized Depreciations on
       Investments                                                       1,998                          --
     Increase in Investments in Securities                        (119,679,018)                         --
       Increase in Receivables                                        (174,267)                         --
                                                             ------------------             ---------------
Net Cash Used In Operating Activites                              (119,543,616)                         --


CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contributions                                              122,332,300                          --
Net Increase in Cash                                                 2,788,684                          --
                                                            ------------------             ----------------
Cash at Beginning of Period                                 $              500             $            --
                                                            ------------------             -----------------
Cash at End of Period                                                2,789,184                          --
                                                            ===================            =================

                    Excelsior Venture Partners III, LLC

                 Notes to Financial Statements (unaudited)

         Note 1 - Significant Accounting Policies

         Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act, and which has registered its securities for sale under the Securities Act of 1933. The Company was established as a Delaware limited liability company on February 18, 2000. The Company is authorized to offer an unlimited number of units of membership interests ("units") with no par value. The minimum subscription is $100,000. As of April 30, 2001 the Company has sold 244,666 units.

         Certain costs incurred and to be incurred in connection with the initial offering of units are estimated at $1,356,200. Each member's share of these costs will be deducted from his, her or its initial capital contribution on or shortly after the final subscription closing.

         Portfolio Valuation:

         The Company values portfolio securities quarterly and at other such times as, in the Board of Managers' view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation, or if no sale occurred, at the mean between the latest bid and ask prices. Securities for which market quotations are not readily available and other assets will be valued at fair value as determined in good faith by the Investment Adviser under the supervision of the Board of Managers and pursuant to procedures established and periodically reviewed by the Board of Managers. Securities having remaining maturities of 60 days or less are valued at amortized cost.

         Federal income taxes:

         By reason of its treatment as a partnership for federal income tax purposes, the Company will itself not be subject to federal income tax. Rather, each member in computing its federal income tax will include his, her or its allocable share of Company items of income, gain, loss, deduction and expense for the taxable year of the Company ending within the taxable year of the member.

         Purchases and Sales of Securities:

         Excluding short-term investments, the Company had no purchases or sales of securities for the six-month period ended April 30, 2001.

         Note 2 - Offering Costs

         The Company incurred offering expenses of $1,356,200, comprised of $1,025,000 for legal and consulting, $30,000 for printing, $50,000 for advertising and marketing, $231,200 in registration, and $20,000 in other offering costs.

         Note 3 - Contingent Liabilities

         The Company has entered into an agreement with Charles Schwab & Co., Inc. ("Schwab" or the "Distributor") whereby Schwab will pay the $175,000,000 in subscriptions from its initial public offering of units. In the event the Company does receive subscriptions totaling $175,000,000 or more, the Company will pay its own organization expenses, and each member's contribution on or shortly after the final subscription closing.

         The Company estimates organization expenses to be $50,000, comprised of $10,000 for audit fees and $40,000 for legal and consulting fees.

         Note 4 - Agreements

         In return for its services and expenses which the Investment Adviser assumes under the Investment Advisory Agreement, the Company will pay the Investment Adviser, on a quarterly basis, a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the first closing date and 1.00% of net assets thereafter. In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the

Company's cumulative realized capital gains on all direct investments determined net of cumulative realized and unrealized losses on all investments of any type. The Incentive Carried Interest will be determined annually as of the end of each year.

         Pursuant to an Administrative and Accounting Service agreement, the Company retains PFPC Inc. ("PFPC"), an indirect wholly-owned subsidiary of PNC Bank N.A., as Administrator and Accounting Service Agent. In addition, PFPC Trust Company serves as the Fund's custodian, and PFPC serves as transfer agent.

         The investment adviser or an affiliate will pay the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in this offering. Pursuant to the Distribution Agreement, the Distributor may enter into agreements with one or more financial intermediaries ("Selling Agents") relating to the purchase of units through such Selling Agents acting as brokers or agents for their customers. The investment adviser or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 65% of the gross proceeds received by the Company from this offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         On April 5, 2001, the Company completed its first subscription closing, selling 100,701 units for a total of $50,350,500.

         On April 6, 2001, Excelsior Venture Investors III, LLC purchased 143,965 units of the Company for a total of $71,982,500. As of April 30, 2001, 244,666 units of the Company had been purchased for a total of $123,332,000.

         As of April 30, 2001, the Company was still in the offering period. The offering closed on May 11, 2001 and the Company sold an additional 7,100 units for a total of $3,550,000. The Company also sold an additional 46,094 units to Excelsior Venture Investors III, LLC for a total of $23,047,000. Total units sold by the Company as a result of the offering were 297,860 for a total of $148,930,000.

Liquidity and Capital Resources

         The Company will be focusing its investments primarily in the securities of venture capital companies. The Company may offer managerial assistance to certain of these companies. The Company may invest up to 30% of its assets in private funds. The Company invests its available cash in short-term investments of marketable securities pending investment or distribution to members.

         At April 30, 2001, the Company held $2,785,188 in cash and $119,679,018 in investments as compared to $0 in cash and $0 in investments at October 31, 2000. These changes from October 31, 2000 were the result of the first subscription closing of the Company, held on April 5, 2001.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         Not Applicable.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.

                                 SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          EXCELSIOR VENTURE PARTNERS III, LLC


Date: June 14, 2001                       By:  /s/ David I. Fann
                                             ----------------------------------
                                               David I. Fann, President
                                               (Co-Principal Executive Officer)


Date: June 14, 2001                       By:  /s/ DOUGLAS A. LINDGREN
                                             ----------------------------------
                                               Douglas A. Lindgren
                                               (Co-Principal Executive Officer)


Date: June 14, 2001                       By:  /s/ BRIAN F. SCHMIDT
                                             ----------------------------------
                                               Brian F. Schmidt
                                               (Principal Financial and
                                               Accounting Officer)