Form 10-Q
period 2001-07-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2001-09-14
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 ----------

                                 FORM 10-Q



(Mark One)
|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended  July 31, 2001
                               -----------------------------------------------


                                     OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ----------------------   -------------------


                      Commission file number 000-29665
                                             ---------------------


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


Registrant's Telephone Number, Including Area Code (212) 852-1000
                                                   ---------------------------


------------------------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since last Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   |X|  No  |  |




                    EXCELSIOR VENTURE PARTNERS III, LLC

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the " safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause the Company's actual results to differ from future performance suggested herein.


                    INDEX                                                                            PAGE NO.
                    -----                                                                            --------

PART I.             FINANCIAL INFORMATION

  Item 1.           Financial Statements                                                                1

                    Portfolio of Investments as of July 31, 2001                                        1

                    Statement of Assets and Liabilities as of July 31, 2001 and October 31, 2000.       2

                    Statement of Operations for the nine-month period ended July 31, 2001 and the       3
                    period ended July 31, 2000.

                    Statement of Changes in Net Assets for the nine-month period ended July 31, 2001    4
                    and the period ended July 31, 2000.

                    Statement of Cash Flows for the nine-month period ended July 31, 2001 and the       5
                    period ended July 31, 2000.

                    Notes to Financial Statements.                                                      6

  Item 2.           Management's Discussion and Analysis of Financial Condition and Results of          7
                    Operations.

PART II.            OTHER INFORMATION

  Item 1.           Legal Proceedings.                                                                  7

  Item 2.           Changes in Securities and Use of Proceeds.                                          7

  Item 3.           Defaults Upon Senior Securities.                                                    7

  Item 4.           Submission of Matters to a Vote of Security Holders.                                7

  Item 5.           Other Information.                                                                  7

  Item 6.           Exhibits and Reports on Form 8-K.                                                   7

SIGNATURES



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


Excelsior Venture Partners III, LLC
Portfolio of Investments (unaudited)
------------------------------------------------------------------------------

                                                          July 31, 2001
                                                     ----------------------

PORTFOLIO STRUCTURE
    INVESTMENT PARTNERSHIPS                            300,429       0.20%

    PRIVATE EQUITIES                                14,500,000       9.80%

    SHORT-TERM INVESTMENTS:

         US GOVERNMENT AGENCY OBLIGATIONS          124,458,260      84.07%
                                                 --------------   ---------

    TOTAL INVESTMENTS                              139,258,689      94.07%
    OTHER ASSETS & LIABILITIES (NET)                 8,782,135       5.93%
                                                 --------------   ---------

    NET ASSETS                                   $ 148,040,824     100.00%
                                                 ==============   =========



Excelsior Venture Partners III, LLC
Schedule of Investments
-----------------------------------------------------------------------------------------------------------------
                                                                                         July 31, 2001
                                                                                         --------------
                                                                                  Principal            Value
                                                                                   Amount             (Note 1)
                                                                                  ---------           --------


Short-Term Investments                                              84.07%
----------------------
    Fannie Mae Discount Note
     3.84%, 08/01/01                                                             $55,000,000        $55,000,000
    Asset Securization Cooperative Corp.
     3.75%, 08/07/01                                                               9,993,750          9,993,750
    Federal Home Loan Discount Note
     3.58%, 09/12/01                                                               9,958,233          9,948,760
    Freddie Mac Discount Note
     3.55%, 10/12/01                                                              24,822,500         24,822,000
    Federal Home Loan Discount Note
     3.50%, 12/05/01                                                              24,693,750         24,693,750
                                                                                                   -------------
        Subtotal - Short-Term Investments (Cost $124,468,232)                                       124,458,260

    Private Equities                                                 9.80%
    Conquest, Inc.                                                                 2,000,000          2,000,000
    Ethertronics Series B                                                          1,428,572          3,500,000
    LightConnect, Inc.                                                             4,330,504          5,000,000
    OpVista, Inc.                                                                  5,333,333          4,000,000
                                                                                                   -------------
    Subtotal - Private Equities (Cost $14,500,000)                                                   14,500,000

    Investment Partnerships                                          0.20%
    Morgenthaler Partners VII, LP                                                    150,000            150,000
    Prospect Ventures Partners II, LP                                                150,429            150,429
                                                                                                   -------------
    Subtotal - Investment Partnerships (Cost $300,429)                                                  300,429

    Total Investments (Cost $139,268,661)                           94.07%                          139,258,689


    Other Assets In Excess of Liabilities                            5.93%                            8,782,135
                                                                                                   ------------
    Total Net Assets                                               100.00%                         $148,040,824
                                                                                                   -------------

* Aggregate cost for Federal tax and book purposes.




Excelsior Venture Partners III, LLC
Statement of Assets and Liabilities
-----------------------------------------------------------------------------------------------------------------

                                                                   July 31, 2001                October 31, 2000
                                                                 ------------------            -------------------
                                                                    (Unaudited)
ASSETS

Investment Securities, at Cost                                $        139,268,661          $                  --
                                                                 ==================            ===================

Investment Securities, at Value                                        139,258,689                             --

Cash and Cash Equivalents                                                9,185,908                            500
Prepaid Assets                                                           1,361,405                      1,356,200
                                                                 ------------------            -------------------
         TOTAL ASSETS                                                  149,806,002                      1,356,700
                                                                 ------------------            -------------------

LIABILITIES
Deferred Offering Costs                                                    980,556                      1,356,200
Management Fees                                                            630,860                             --
Professional Fees                                                           77,328                             --
Administrative Fees                                                         34,705                             --
Organizational Costs                                                        20,172                             --
Trustees Fees                                                               15,130                             --
Miscellaneous Expenses                                                       6,427                             --
                                                                 ------------------            -------------------
         TOTAL LIABILITIES                                               1,765,178                      1,356,200

NET ASSETS                                                    $        148,040,824          $                 500
                                                                 ==================            ===================

NET ASSETS CONSIST OF

Partners' Capital                                             $        147,605,000          $                 500
Accumulated Net Investment Income                                          439,235                             --
Accumulated Net Unrealized Appreciation of Investments                       6,562                             --
Net Unrealized Depreciation on Investments                                  (9,973)                            --
                                                                 ------------------            -------------------

         TOTAL NET ASSETS                                     $        148,040,824          $                 500
                                                                 ==================            ===================

Membership interests outstanding                                           295,210                              1
                                                                 ------------------            -------------------

NET ASSET VALUE PER SHARE                                     $             501.48          $              500.00
                                                                 ==================            ===================



Excelsior Venture Partners III, LLC
Statement of Operations (Unaudited)
-----------------------------------------------------------------------------------------------------------------
                                                                                           February 18, 2000
                                                                                             (formation of
                                                               Nine Months ended            Company) through
                                                                 July 31, 2001               July 31, 2000
                                                             -----------------------     -----------------------

INVESTMENT INCOME

Interest Income                                           $               1,717,849   $                      --
                                                             -----------------------     -----------------------
         TOTAL INCOME                                                     1,717,849                          --
                                                             -----------------------     -----------------------

EXPENSES
Management Fees                                                             630,860                          --
Professional Fees                                                            77,327                          --
Administration Fees                                                          34,705                          --
Organizational Fees                                                          20,172                          --
Trustees Fees                                                                15,130                          --
Miscellaneous Expenses                                                       13,269                          --
                                                             -----------------------     -----------------------

         TOTAL EXPENSES                                                     791,463                          --

NET INVESTMENT INCOME                                                       926,386                          --

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain on Security Transactions                                    6,562                          --
Change in Unrealized Appreciation (Depreciation)
on Investments                                                              (9,973)                          --
                                                             -----------------------     -----------------------

NET REALIZED AND UNREALIZED
  GAIN (LOSS) ON INVESTMENTS                                                (3,411)                          --
                                                             -----------------------     -----------------------

NET INCREASE (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS                       $                 922,975   $                      --
                                                             =======================     =======================




Excelsior Venture Partners III, LLC
Statement of Changes in Net Assets (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                           February 18, 2000
                                                                                             (formation of
                                                           Nine Months ended               Company) through
                                                             July 31, 2001                  July 31, 2000
                                                          ---------------------          ----------------------

OPERATIONS

Net Investment Income                                 $                926,386        $                     --
Net Realized Gain on Investments                                         6,562                              --
Change in Unrealized
 Depreciation in Investments                                           (9,973)                              --
                                                         ----------------------          ----------------------
Net Increase in Net Assets
  Resulting From Operations                                            922,975                              --

MEMBERSHIP INTERESTS TRANSACTIONS:


Proceeds from membership interests sold                            147,604,500                             500
Distributions to members                                              (487,151)                             --
                                                         ----------------------          ----------------------

NET INCREASE IN NET ASSETS                                         148,040,324                             500

NET ASSETS:

Beginning of Period                                                        500                              --


End of Period                                         $            148,040,824        $                    500
                                                         ======================          ======================




Excelsior Venture Partners III, LLC
Statement of Cash Flows (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                                           February 18, 2000
                                                                                             (formation of
                                                           Nine Months ended               Company) through
                                                             July 31, 2001                  July 31, 2000
                                                         ----------------------          ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES

Cash Provided by Operating Activities:
     Net Increase in Net Assets Resulting
     from Operations                                  $                439,235        $                     --
     Increase in Payables                                              408,978                              --

     Net Gain on Investment Securities Sold                              6,562                              --
                                                         ----------------------          ----------------------
Net Cash Provided in Operating Activities                              854,775                              --

Cash Used in Operating Activities:
     Change in Unrealized Depreciation on
     Investments                                                       (9,973)                              --
     Increase in Investments in Securities                       (139,258,689)                              --
     Increase in Receivables                                           (5,205)                              --
                                                         ----------------------          ----------------------

Net Cash Used in Operating Activities                            (139,273,867)

CASH FLOWS FROM FINANCING ACTIVITIES

Capital Contributions                                              147,604,500                             500
Net Increase in Cash                                                 9,185,408                             500

Cash at Beginning of Period                           $                    500        $                     --
Cash at End of Period                                                9,185,908                             500
                                                         ======================          ======================



                    Excelsior Venture Partners III, LLC

                       Notes to Financial Statements


Note 1 - Significant Accounting Policies

         Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act, and which has registered its securities for sale under the Securities Act of 1933. The Company was established as a Delaware limited liability company on February 18, 2000. Pursuant to its initial offering, the Company has authorized to offer an unlimited number of units of membership interests ("units") with no par value. As of July 31, 2001 the Company sold 295,210 units. The Company commenced operations on March 10, 2001.

         Costs incurred in connection with the initial offering of shares of the Company were $1,374,338. Each member's share of these costs will be deducted from his or her initial capital contribution during the final quarter of the fiscal year ending October 31, 2001.

         Portfolio Valuation:

         In valuing the Fund's assets, securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Manager or a committee of the Board under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost. The value for securities for which no public market exists is difficult to determine. Generally, such investment will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Manager or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Fund from the investments.

         Federal income taxes:

         By reason of its treatment as a partnership for federal income tax purposes, the Company will itself not be subject to federal income tax. Rather, each member in computing its federal income tax will include his, her allocable share of Company items of income, gain, loss, deduction and expense for the taxable year of the Company ending within the taxable year of the member.

         Purchases and Sales of Securities:

         Purchases and sales of securities for the nine-month periods ended July 31, 2001 and 2000, excluding short-term investments, for the Company aggregated $14,800,429 and $0, respectively.

Note 2 - Offering Costs

         The Company incurred offering expenses of $1,374,338, comprised of $983,137 for legal and consulting, $149,296 for printing, and $241,905 in registration.

Note 3 - Contingent Liabilities

         The Company has incurred organization expenses of $149,296, comprised of $62,000 for directors' fees, $30,000 for audit fees, $43,126 for insurance costs, and $4,705 for miscellaneous organizational costs fees.

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


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Nine-Month Period Ended July 31, 2001 as Compared to the Similar Period in 2000

         The Company's net asset value per common share was $501.48 at July 31, 2001, an increase of $1.48 per share from the net asset value per common share of $500.00 at October 31, 2000. This increase is principally the result of operating income earned during the period. During the quarter, the Company completed its first direct investments in Ethertronics, Inc., LightConnect, Inc., OpVista Inc. and Cenquest, Inc. Also, the Company contributed capital to Prospect Venture Partners II, L.P. and Morgenthaler Partners VII, L.P., each a private equity fund.

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the nine-month periods ended July 31, 2001 and 2000, the Company had a net realized gain on security transactions of $6,562 and $0, respectively. For the nine-month periods ended July 31, 2001 and 2000, the Company had a net change in unrealized depreciation on investments of $(9,973) and $0, respectively. The realized gains were the principal result of the Company's sale of short-term investments. The change in unrealized appreciation was the primary result of the decline in the value of short-term investments.

Investment Income and Expenses

         For the nine-month period ended July 31, 2001, the Company had interest income of $1,717,849 and net operating expenses of $791,463, resulting in net investment income of $926,386 as compared to interest income of $0 and net operating expenses of $0 resulting in net investment income of $0 for the nine-month period ended July 31, 2000. The primary reason for the increase in interest income was an increase in assets invested in short-term instruments.

         U.S. Trust Company, the "Investment Adviser," and United States Trust Company of New York, the "Investment Sub-Adviser," (together, the "Investment Advisers"), provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the nine-month periods ended July 31, 2001 and 2000, the Investment Advisers earned $630,860 and $0 in management fees, respectively.

Net Assets

         At July 31, 2001, the Company's net assets were $148,040,824, an increase of $148,040,324 from net assets of $500 at October 31, 2000.

Liquidity and Capital Resources

         The Company will be focusing its investments in the securities of private venture capital companies, and to a lesser extent in venture capital, buyout and other private equity funds managed by third parties. The Company may offer managerial assistance to certain of these companies. The Company invests its available cash in short-term investments of marketable securities pending distribution to investors.

         At July 31, 2001, the Company held $9,185,908 in cash and $139,258,689 in investments as compared to $500 in cash and $0 in investments at October 31, 2000. These changes from October 31, 2000 were due to capital contributions from members and purchases of short-term investments made by the Company during the period.


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


                                           EXCELSIOR VENTURE PARTNERS III, LLC


Date:  September 14, 2001                  By: /s/ David I. Fann
                                               ------------------------------
                                               David I. Fann
                                               (Principal Executive Officer)



Date:  September 14, 2001                  By: /s/ Douglas A. Lindgren
                                               -------------------------------
                                               Douglas A. Lindgren
                                               (Co-Principal Executive Officer)



Date:  September 14, 2001                  By: /s/ Brian F. Schmidt
                                               ------------------------------
                                               Brian F. Schmidt
                                               (Principal Financial and
                                               Accounting Officer)