Form 10-K
period 2001-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2002-01-29
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-K

                     FOR ANNUAL AND TRANSITION REPORTS
                  PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended October 31, 2001

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

                            114 West 47th Street
                       New York, New York, 10036-1532
                  (Address of Principal Executive Offices)

     Registrant's telephone number, including area code: (212) 852-1000

      Securities registered pursuant to Section 12(b) of the Act: NONE

        Securities registered pursuant to Section 12(g) of the Act:
               UNITS OF MEMBERSHIP INTEREST WITHOUT PAR VALUE
                              (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other market.




                                           TABLE OF CONTENTS





                                                                                                Form 10-K
Item No.                                                                                       Report Page
--------                                                                                       ------------
                                   PART I

     1.        Business                                                                             1
     2.        Properties                                                                           3
     3.        Legal Proceedings                                                                    3
     4.        Submission of Matters to a Vote of Security Holders                                  4

                                  PART II

     5.        Market for Registrant's Common Equity and Related Stockholder Matters                4
     6.        Selected Financial Data                                                              4
     7.        Management's Discussion and Analysis of Financial Condition and Results of           4
               Operations
     7A.       Quantitative and Qualitative Disclosures About Market Risk                           5
     8.        Financial Statements and Supplementary Data                                          5
     9.        Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure                                                                           17

                                  PART III

     10.       Managers and Executive Officers of the Registrant                                    17
     11.       Executive Compensation                                                               25
     12.       Security Ownership of Certain Beneficial Owners and Management                       26
     13.       Certain Relationships and Related Transactions                                       26

                                  PART IV

     14.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K                     26







-------------------------------------------------------------------------------
                   FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------------------------------------------
         The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
-------------------------------------------------------------------------------





                                   PART I

Item 1.  Business.

         Excelsior Venture Partners III, LLC (the "Company" or the "Fund") is a Delaware limited liability company organized on February 18, 2000. The Company is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940, as amended, and, in connection with its initial offering of units, registered said offering of units under the Securities Act of 1933, as amended (the "Securities Act"). The Company's investment objective is to achieve long-term capital appreciation by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Advisers (defined herein) believe offer significant long-term capital appreciation.

         United States Trust Company of New York (the "Investment Sub-Advisor") and U.S. Trust Company (the "Investment Advisor") (together, the "Investment Advisers") provide investment management services to the Company pursuant to an investment advisory agreement dated September 8, 2000 and an investment sub-advisory agreement dated September 8, 2000 (together the "Investment Agreements"). The Investment Advisers are subsidiaries of U.S. Trust Corporation. On May 31, 2000, U.S. Trust Corporation became an indirect wholly owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Investment Advisers. The Investment Advisers are responsible for performing the management and administrative services necessary for the operation of the Company.

         Pursuant to a Registration Statement on Form N-2 (File 333-30986), which was originally declared effective on September 7, 2000, the Company was authorized to offer an unlimited number of units of membership interest with no par value. The Company sold 295,210 units via a public offering, which closed on May 11, 2001, for gross proceeds totaling $147,605,000 (including one share purchased for $500 as of July 7, 2000 by David I. Fann, the Company's President and Co-Chief Executive Officer). Units of the Company were made available through Charles Schwab & Co., Inc., the Company's principal distributor (the "Distributor").

         The Company incurred offering costs associated with the public offering totaling $1,468,218. Net proceeds to the Company from the public offering, after offering costs, totaled $146,136,782.

         The Company's Certificate of Formation provides that the duration of the Company will be ten years from the final subscription closing date, subject to the rights of the Board of Managers to extend the term for up to two additional two-year periods.




Portfolio Investments

Direct Investments

         The Company expects that over the course of its life, more than 70% of its assets will be invested in private companies. Through October 31, 2001, the Company has invested $24.5 million across seven companies, and expects to add another 15-20 companies to the portfolio. From the hundreds of proposals the Company has reviewed thus far, the Company has invested in the following seven companies in keeping with its investment focus.

o Adeza Biomedical Corporation, Sunnyvale, CA, develops, manufactures and markets diagnostic products and services for women's reproductive healthcare. Adeza's primary focus is on proprietary tests and services for the diagnosis of pregnancy-related and female reproductive disorders, including premature and late birth, preeclampsia, endometriosis and infertility. The Company invested $3 million in Adeza. Enterprise Partners and Asset Management are also investors in Adeza.

o Cenquest, Inc., Portland, OR, is an intermediary provider of accredited business and management degree programs to large corporations. Cenquest partners with recognized universities, such as NYU Stern, Babson College and University of Texas in Austin, to provide interactive graduate degree programs online. The Company invested $2 million in Cenquest. Sevin Rosen is also an investor in Cenquest.

o Ethertronics, Inc., San Diego, CA, develops and manufactures embedded antennas for personal mobile devices. Its internal antenna technologies significantly enhance the signal quality, increase the range and help extend the battery life of mobile devices. Embedded antennas are used by mobile phone, PDA, laptop, GPS, Bluetooth and Wireless LAN device manufacturers. The Company invested $3.5 million in Ethertronics. Sevin Rosen is a co-investor in Ethertronics.

o LightConnect, Inc., Newark, CA, designs and manufactures MEMS (micro electro-mechanical systems) components for optical networks. LightConnect's product is meeting the need for configurability in optical networks by enabling rapid dynamic bandwidth and circuit provisioning. The Company invested $5 million in LightConnect. Other investors in LightConnect include Sevin Rosen, Incubic, Morgenthaler and US Venture Partners.

o NanoOpto Corporation, Somerset, NJ, is a designer and manufacturer of integrated optical components using nano-manufacturing technology platforms. Based on years of research in Nano Imprint Ligthography technologies, NanoOpto's products allow orders of magnitude improvement in more rapid prototyping, higher performance and lower, overall system cost. The Company invested $2 million in NanoOpto. Bessemer Venture Partners, Morgenthaler and New Enterprise Associates are also investors in NanoOpto.

o NetLogic Microsystems, Inc., Mountain View, CA, defines, designs and markets highly differentiated data plane solutions that enable the global infrastructure of networking and optical communications to achieve the highest performance and functionality. NetLogic also provides multi-processor search interfaces and software drivers that accelerate design and development of leading-edge networking equipment. The Company invested $5 million in NetLogic Microsystems. Sevin Rosen is a co-investor in NetLogic Microsystems.

o OpVista, Inc., Irvine, CA, develops, markets and manufactures Dense Wavelength Division Multiplexing (DWDM)-based optical networking equipment for deployment in long haul and regional metro networks. OpVista's ultra-DWDM products allow service providers to build flexible, scalable and cost-effective networks while seamlessly integrating legacy networks. The Company invested $4 million in OpVista. Sevin Rosen and Incubic are also investors in OpVista.

Fund Investments

         The Company's investment strategy includes an allocation of up to 30% of the Company's assets for investment in private equity and venture capital funds managed by third parties. In committing capital to fund investments, our objective is to seek funds that will generate top quartile returns and create an active working relationship with the principals of the fund in terms of deal sourcing and co-investing to leverage the Company's direct investment activity. As of October 31, 2001, the Company has made commitments to four private equity funds aggregating $11 million. Thus far, 4.2% of the aggregate commitment has been drawn.

         Below is a summary of each private fund in the portfolio, including unfunded commitments. Each private fund is managed by experienced investment professionals who the Company believes are capable of serving the Company's objectives.

o Advanced Technology Ventures VII, LP is a $700 million fund targeting varied-stage information technology, communications and life sciences companies.

o CHL Medical Partners II, LP is a $125 million fund targeting start up and early-stage medical technology and life sciences companies.

o Morgenthaler Venture Partners VII, LP is an $850 million fund targeting varied-stage information technology, communications and health care companies. Morgenthaler closed on $850 million in committed capital.

o Prospect Venture Partners II, LP is a $500 million fund targeting varied-stage life sciences companies

         For additional information concerning the Company's investments, see the financial statements beginning on page 8 of this report.

Competition

         The Company encounters competition from other entities and individuals having similar investment objectives. Primary competition for desirable investments comes from investment partnerships, venture capital affiliates of large industrial and financial companies, investment companies and wealthy individuals. Some of the competing entities and individuals have investment managers or advisers with greater experience, resources and managerial capabilities than the Company and may therefore be in a stronger position than the Company to obtain access to attractive investments. To the extent that the Company can compete for such investments, it may not be able to do so on terms as favorable as those obtained by larger, more established investors.

Employees

         At October 31, 2001, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Investment Advisers pursuant to the Investment Agreements.

Item 2.  Properties.

         The Company does not own or lease any physical properties.

Item 3.  Legal Proceedings.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         The Company has an unlimited number of no par value units authorized. As of October 31, 2001, 295,210 units of membership interest were issued and outstanding. There is no established public trading market for the Company's units of membership interest.

Dividends

         Fiscal Year Ended October 31, 2001. On May 17, 2001, the Company paid a dividend of $1.99 per unit of net investment income to holders of record on May 11, 2001. For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

         In private sales pursuant to section 4(2) of the Securities Act, the Company sold one unregistered unit of membership interest for $500 to David I. Fann, the Company's President and Co-Chief Executive Officer on July 7, 2000 and 46,094 unregistered units to Excelsior Venture Investors III, LLC for $23,047,000 on May 11, 2001. No commissions were paid in connection with these transactions.

Item 6.  Selected Financial Data.

         The information provided under Item 8 is incorporated by reference herein.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Company closed its public offering on May 11, 2001. At October 31, 2001, the Company held $8,433,122 in cash and $139,676,495 in investments as compared to $500 in cash and $0 in investments at October 31, 2000. At October 31, 2001, investments included $114,796,052 in U.S. Government agency obligations, $380,445 in private investment funds and $24,499,998 in private companies. At October 31, 2001, the Company had committed $11,000,000 to private investment funds and approximately $10,500,000 of this commitment remains outstanding.

Results of Operations

Investment Income and Expenses

         For the fiscal year ended October 31, 2001, the Company had interest income of $2,729,924 from investments in short-term securities and net operating expenses of $1,899,081, resulting in net investment income of $830,843. Net operating expenses were primarily comprised of management fees, professional fees and organizational fees. The Investment Advisers provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company. This fee is determined and payable quarterly. For the fiscal year ended October 31, 2001, the Investment Advisers earned $1,377,259 in management fees. There were no operations during the fiscal year ended October 31, 2000.

Net Assets

         The Company's net asset value per unit was $495.99 at October 31, 2001, down $4.01 per unit from the net asset value per unit of $500.00 at October 31, 2000. This decrease was primarily the result of expenses incurred and deducted from contributions in connection with the offering of the units, which was completed on May 11, 2001.

         For the fiscal year ended October 31, 2001, the Company had a net increase in net assets resulting from operations of $771,147 ($2.61 per share), comprised of net investment income totaling $830,843 ($2.81 per share), a net change in realized and unrealized loss on investments of ($59,696) (($0.20) per share).

         At October 31, 2001, the Company's net assets were $146,420,778, an increase of $146,420,278 from net assets of $500 at October 31, 2000. This increase was the result of proceeds from units sold, net of offering costs, and a net increase resulting from operations, offset by distributions to shareholders during the period totaling $487,151.

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the fiscal year ended October 31, 2001, the Company had a ($59,696) net realized and unrealized loss from investments, comprised of a $6,599 net realized gain on investments and a ($66,295) net change in unrealized depreciation of investments. The net realized gain on investments for the fiscal year ended October 31, 2001 is primarily due to sales of short-term securities.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Equity Price Risk

         The Company anticipates that a majority of its investment portfolio will consist of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. As of October 31, 2001, the Company held no investments in the equity securities of public companies.

Item 8.  Financial Statements and Supplementary Data.

         Independent Auditors' Report

         Portfolio of Investments at October 31, 2001.

         Statement of Assets and Liabilities as of October 31, 2001 and October 31, 2000

         Statement of Operations for the period April 5, 2001 (commencement of operations) through October 31, 2001

         Statement of Changes in Net Assets for the period April 5, 2001 (commencement of operations) through October 31, 2001

         Statement of Cash Flows for the period April 5, 2001 (commencement of operations) through October 31, 2001

         Financial Highlights for the period April 5, 2001 (commencement of operations) through October 31, 2001

         Notes to Financial Statements

         Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.




             REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Members and Board of Managers
Excelsior Venture Partners III, LLC

         We have audited the accompanying statements of assets and liabilities of Excelsior Venture Partners III, LLC (the "Fund") as of October 31, 2001 and 2000, including the portfolio of investments at October 31, 2001, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the period from April 5, 2001 (commencement of operations) to October 31, 2001. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included confirmation of securities owned as of October 31, 2001 by correspondence with the custodian and brokers, or other appropriate auditing procedures where replies from brokers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC at October 31, 2001 and
2000, the results of its operations, changes in its net assets, cash flows and the financial highlights for the period from April 5, 2001 to October 31, 2001 in conformity with accounting principles generally accepted in the United States.

                                              /s/ Ernst & Young LLP


New York, New York
December 10, 2001




Excelsior Venture Partners III, LLC
Portfolio of Investments
October 31, 2001



Principal                                                                                       Acquisition     Value
Amount                                                                                            Date##       (Note 1)
---------                                                                                       -----------    --------

U.S. GOVERNMENT AGENCY OBLIGATIONS-- 78.40%
  $90,000,000  Federal Farm Credit Note 2.24%, 11/26/01....................                                  $ 89,860,000
   25,000,000  Federal Home Loan Discount Note 3.50%, 12/05/01.............                                    24,936,052
                                                                                                             ------------
 TOTAL-- U.S. GOVERNMENT AGENCY OBLIGATIONS (Cost $114,777,361)............                                   114,796,052
                                                                                                             ------------
Shares
------
PRIVATE COMPANIES # -- 6.73%
    647,948   Adeza Biomedical Corp. Series 5..............................                         10/01      2,999,998
 44,247,788   Cenquest, Inc................................................                          8/01      2,000,000
   2,333,333  Ethertronics Series B........................................                          7/01      3,500,000
   4,330,504  LightConnect, Inc............................................                          7/01      5,000,000
     857,143  NanoOpto Series 1-A..........................................                         10/01      2,000,000
   1,538,461  NetLogic Microsystems Series D...............................                         10/01      5,000,000
   5,333,333  OpVista, Inc.................................................                          7/01      4,000,000
                                                                                                             ------------
             TOTAL-- PRIVATE COMPANIES (Cost $24,499,998)                                                     24,499,998
                                                                                                             ------------

PRIVATE INVESTMENT FUNDS # -- 0.26%
      75,000  Advanced Technology Ventures VII, LP.........................                          8/01         55,702
     150,000  Morgenthaler Venture Partners VII, LP........................                          8/01        138,204
     240,429  Prospect Venture Partners II, LP.............................                    8/01-10/01        186,539
                                                                                                             ------------
             TOTAL-- PRIVATE INVESTMENT FUNDS (Cost $465,431)..............                                      380,445

TOTAL INVESTMENTS (Cost $139,742,790*).....................................                         95.39%   139,676,495
OTHER ASSETS & LIABILITIES (NET)...........................................                          4.61      6,744,283
                                                                                               -----------   ------------
NET ASSETS.................................................................                        100.00% $ 146,420,778


*  Aggregate cost for federal tax and book purposes.
#  Restricted & non-income producing securities.
## Required disclosure for restricted securities.


                       Notes to Financial Statements are an integral part of this Statement.






Excelsior Venture Partners III, LLC
Statement of Assets and Liabilities


                                                                             Year Ended October 31,
                                                                          2001                 2000
                                                                          ----                 ----

   ASSETS:
     Investments, at market value (Cost $139,742,790) (Note 1).    $ 139,676,495            $    --
     Cash and cash equivalents..................................       8,433,122                500
     Receivable due from Distributor (Note 4)...................          50,000                 --
     Prepaid insurance..........................................          43,070                 --
     Deferred offering cost.....................................              --          1,356,200
                                                                   -------------          ----------
       Total Assets.............................................     148,202,687           1,356,700
                                                                   -------------          ----------

   LIABILITIES:
     Management fees payable (Note 2)...........................       1,377,259                 --
     Professional fees payable..................................         221,430                 --
     Administration fees payable (Note 2).......................          27,811                 --
     Offering cost payable (Note 1).............................          45,000                 --
     Printing fees payable......................................          15,000                 --
     Custodian fees payable.....................................          1,529                  --
                                                                   -------------          ----------
       Total Liabilities........................................       1,781,909          1,356,200
                                                                   -------------          ----------

   NET ASSETS...................................................   $ 146,420,778        $       500
                                                                   =============          ==========
     NET ASSETS consist of:
     Paid-in capital............................................   $ 146,136,782        $       500
     Net investment gain........................................         343,692                 --
     Undistributed net realized gain............................           6,599                 --
     Unrealized (depreciation) on investments...................         (66,295)                --
                                                                   -------------          ----------
   Total Net Assets.............................................   $ 146,420,778        $       500
                                                                   =============          ==========
   Units of Membership Interest Outstanding (Unlimited
       number of no par value units authorized).................         295,210                  1
                                                                   =============          ==========
   NET ASSET VALUE PER UNIT.....................................   $      495.99        $    500.00
                                                                   =============          ==========


                           Notes to Financial Statements are an integral part of this Statement.





Excelsior Venture Partners III, LLC
Statement of Operations
For the period April 5, 2001 (commencement of operations) through October 31, 2001


   INVESTMENT INCOME:
      Interest income............................................  $ 2,729,924

     EXPENSES:
      Management fees (Note 2)...................................    1,377,259
      Professional fees..........................................      241,385
      Organizational fees (Note 4)...............................      154,976
      Administration fees (Note 2)...............................       96,925
      Trustees' fees (Note 2)....................................       45,000
      Custodian fees.............................................       10,910
      Printing fees..............................................       15,000
      Insurance..................................................        7,626

           Total Expenses........................................    1,949,081
      Reimbursement of Organizational fees from Distributor......      (50,000)

       Net Expenses..............................................    1,899,081

   NET INVESTMENT INCOME.........................................      830,843

   NET REALIZED AND UNREALIZED/(LOSS) ON
       INVESTMENTS: (Note 1)
      Net realized gain on investments...........................        6,599
      Net change in unrealized (depreciation) on investments.....      (66,295)

   NET REALIZED AND UNREALIZED/(LOSS) ON
       INVESTMENTS...............................................      (59,696)

   NET INCREASE IN NET ASSETS RESULTING FROM
       OPERATIONS................................................     $771,147


   Notes to Financial Statements are an integral part of this Statement.




Excelsior Venture Partners III, LLC
Statement of Changes in Net Assets
For the period April 5, 2001 (commencement of operations) through October 31, 2001


 OPERATIONS:
     Net investment income..................................          $ 830,843
     Net realized gain on investments.......................              6,599
     Net change in unrealized (depreciation) on investments.            (66,295)
                                                                  -------------
      Net increase in net assets resulting from operations..            771,147
                                                                  -------------
TRANSACTIONS IN UNITS OF MEMBERSHIP INTERESTS:
     Proceeds from units sold, net of offering costs......          146,136,282
                                                                  -------------

DISTRIBUTIONS TO SHAREHOLDERS FROM:
     Net investment income................................             (487,151)
       Total distributions................................             (487,151)
                                                                  -------------

Net Increase in Net Assets................................          146,420,278
                                                                  -------------

NET ASSETS:
     Beginning of period..................................                  500
                                                                  -------------
     End of period........................................        $ 146,420,778
                                                                  =============

Membership Interest Transactions:
     Units issued.........................................              295,210
                                                                  -------------

Net Increase in Units Outstanding.........................           $  295,210
                                                                   ============



   Notes to Financial Statements are an integral part of this Statement.




Excelsior Venture Partners III, LLC
Statement of Cash Flows
For the period April 5, 2001 (commencement of operations) through October 31, 2001


   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Increase in Net Assets resulting from Operations........................       $  771,147
      Adjustments to reconcile net increase in net assets from operations to net cash used in operating activities:
       Unrealized depreciation on investments....................................           66,295
       Increase in receivable due from Distributor...............................          (50,000)
       Purchase of investments...................................................   (2,704,282,487)
       Proceeds from sales of investments........................................     2,564,539,697
       Increase in prepaid insurance.............................................          (43,070)
       Increase in management fees payable.......................................        1,377,259
       Increase in professional fees payable.....................................          221,430
       Increase in administration fees payable...................................           27,811
       Increase in offering cost payable.........................................           93,880
       Increase in trustees' fees payable........................................           45,000
       Increase in printing fees payable.........................................           15,000
       Increase in custodian fees payable........................................            1,529
                                                                                 -----------------

         Net cash used in operating activities...................................     (137,216,509)
                                                                                 -----------------

   CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from units sold, net of offering costs.............................      146,136,282
     Distribution to shareholders................................................         (487,151)
                                                                                 -----------------

         Net cash provided by financing activities...............................      145,649,131
                                                                                 -----------------

         Net change in cash......................................................        8,432,622
                                                                                 -----------------

           Cash and cash equivalents at beginning of period......................              500
           Cash and cash equivalents at end of period............................      $ 8,433,122
                                                                                 =================

             Notes to Financial Statements are an integral part of this statement.






Excelsior Venture Partners III, LLC
Financial Highlights
For the period April 5, 2001 (commencement of operations) through October 31, 2001


Per Unit Operating Performance:(1)


   NET ASSET VALUE, BEGINNING OF PERIOD................                $ 500.00
     Deduction of offering costs from contributions....                   (4.97)

   INCOME FROM INVESTMENT OPERATIONS:
     Net investment income.............................                    2.81
     Net realized and unrealized (loss) on investment transactions.       (0.20)
                                                                   -------------
       Total from investment operations................                    2.61
                                                                   -------------

   DISTRIBUTIONS:
     Net Investment Income.............................                 (1.65)
                                                                   -------------

       Total Distributions.............................                  (1.65)
                                                                   -------------

   NET ASSET VALUE, END OF PERIOD......................                  495.99
   TOTAL NET ASSET VALUE RETURN(3).....................                    0.52%
                                                                   ============

   RATIOS AND SUPPLEMENTAL DATA:
     Net assets, end of period (000)...................                 146,421
     Ratios to average net assets:(2)
       Gross expenses..................................                      1.35%
       Net expenses....................................                      1.32%
       Net investment income...........................                      0.58%
       Turnover........................................                      0.00%


(1) Selected data for a unit of membership interest outstanding through the period.
(2) Annualized
(3) Not annualized

      Notes to Financial Statements are an integral part of this Statement.


                    EXCELSIOR VENTURE PARTNERS III, LLC

                       NOTES TO FINANCIAL STATEMENTS
                              October 31, 2001

Note 1 -- Significant Accounting Policies

         Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a business development company or "BDC" under the Investment Company Act. The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. As of October 31, 2001, the Company sold 295,210 units via a public offering which closed on May 11, 2001. The duration of the Company is ten years (subject to two, 2-year extensions) from the final subscription closing, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

         Certain costs incurred in connection with the initial offering of units totaled $1,468,218. Each member's share of these costs was deducted from his, her or its initial capital contribution.

         The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

     A. Investment Valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Managers' view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Investment Advisers or a committee of the Board under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Advisers or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

     B. Security transactions and investment income:

          Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts on investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

     C. Income taxes:

          Under current law and based on certain assumptions and representations, the Company intends to be treated as a partnership for federal, state and local income tax purposes. By reason of this treatment the Company will itself not be subject to income tax. Rather, each member, in computing income tax, will include his, her or its allocable share of Company items of income, gain, loss, deduction and expense.

     D. Dividends to shareholders:

          Dividends from net investment income and distributions from net realized capital gains, if any, will be declared and paid at least once a year. Dividends from net investment income totaled $487,151 for the period ended October 31, 2001.

     E. Other:

          The Company treats all highly-liquid financial instruments that mature within three months as cash equivalents.

          In November 2000, the American Institute of Certified Public Accountants (AICPA) issued a revised version of the AICPA Audit and Accounting Guide for Investment Companies (the Guide). The Guide is effective for annual financial statements issued for fiscal years beginning after December 15, 2000. Management of the Company does not anticipate that the adoption of the Guide will have a significant effect on the financial statements.

Note 2 -- Investment Advisory Fee and Related Party Transactions

         U.S. Trust Company serves as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. United States Trust Company of New York ("U.S. Trust NY") serves as the Investment Sub-Adviser to the Company pursuant to an Investment Sub-Advisory Agreement among U.S. Trust NY, U.S. Trust Company and the Company. In return for its services and expenses which U.S. Trust Company assumes under the Investment Advisory Agreement, the Company will pay U.S. Trust Company, on a quarterly basis, a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the first closing date and 1.00% of net assets thereafter. In addition to the management fee, U.S. Trust Company is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company's cumulative realized net capital gains on investments other than private funds determined net of cumulative realized capital losses current net unrealized capital depreciation on all of the Company's investments and cumulative net expenses of the company. The Incentive Carried Interest will be determined annually as of the end of each calendar year. Pursuant to the Investment Sub-Advisory Agreement, U.S. Trust Company pays an investment management fee to U.S. Trust NY.

         U.S. Trust Company is a Connecticut state bank and trust company. U.S. Trust NY is a New York state-chartered bank and trust company and a member of the Federal Reserve System. Each is a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation ("Schwab").

         Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC Inc. ("PFPC"), an indirect wholly-owned subsidiary of PNC Bank N.A., as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company's custodian, and PFPC serves as transfer agent. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets and payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $11,000 for taxation services and (iii) reimburses PFPC for out-of-pocket expenses.

         Charles Schwab & Co. Inc. (the "Distributor"), the principal subsidiary of Schwab, serves as the Company's distributor for the offering of units. U.S. Trust Company paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in this offering. U.S. Trust Company or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from this offering.

         As of October 31, 2001, Excelsior Venture Investors III, LLC had an investment in the Company of $92,952,716. This represents an ownership interest of 64.30% in the Company.

Note 3 -- Purchases and Sales of Securities:

     Excluding short-term investments, the Company had $24,965,427 in purchases and $0 in sales of securities for the period ended October 31, 2001.

Note 4 -- Organizational Fees

     The Company incurred organization fees totaling $154,976. As a result of the Company's final closing held on May 11, 2001, the Company will be reimbursed for $50,000 in organizational expenses from the Distributor.

Note 5 -- Commitments

     As of October 31, 2001, the Company had committed $10,500,000 to uncalled private fund investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                  PART III

Item 10.  Managers and Executive Officers of the Registrant.

         Set forth below are names, ages, positions and certain other information concerning the current managers and executive officers of the Company as of October 31, 2001.


                                              Served in Present    Principal Occupation During Past 5 Years
    Name and Age             Position           Capacity Since              and Other Affiliations
    ------------             --------         -----------------    -----------------------------------------
David I. Fann, 37      President and         July 20, 2000         Mr. Fann serves as President and Chief
                       Co-Chief Executive                          Executive Officer of UST Private Equity
                       Officer                                     Investors Fund, Inc. and Excelsior
                                                                   Private Equity Fund II, Inc. and as
                                                                   Co-Chief Executive Officer and President
                                                                   of Excelsior Venture Partners III, LLC
                                                                   and Excelsior Venture Investors III,
                                                                   LLC.  He is a Managing Director of U.S.
                                                                   Trust.  He is focused on Direct
                                                                   Investments in information services and
                                                                   life sciences.  Prior to joining U.S.
                                                                   Trust in April 1994, Mr. Fann served in
                                                                   various capacities for Citibank from
                                                                   1986 through 1994, including, as a Vice
                                                                   President of Citibank and its small
                                                                   business investment company subsidiary,
                                                                   Citicorp Venture Capital Ltd. from 1991
                                                                   until 1994.  While at Citicorp Venture
                                                                   Capital Ltd., Mr. Fann invested in
                                                                   buyout and venture capital transactions
                                                                   and venture capital funds and served on
                                                                   the board of directors of several of its
                                                                   portfolio companies.  Mr. Fann holds a
                                                                   B.A.S. degree in Industrial Engineering
                                                                   and Economics from Stanford University.
                                                                   Mr. Fann serves on the United States
                                                                   Trust Company of New York Portfolio
                                                                   Policy Committee, Strategy Review
                                                                   Committee and Special Fiduciary
                                                                   Committee.  Mr. Fann is on the boards of
                                                                   Cenquest, Inc., Curon Medical, Inc. and
                                                                   Protogene Laboratories, Inc.

Douglas A. Lindgren,   Co-Chief Executive    July 20, 2000         Mr. Lindgren serves as Executive Vice
39                     Officer and Chief                           President of UST Private Equity
                       Investment Officer                          Investors Fund, Inc., Chief Investment
                                                                   Officer and Executive Vice President of
                                                                   Excelsior Private Equity Fund II, Inc.
                                                                   and Co-Chief Executive Officer and Chief
                                                                   Investment Officer of Excelsior Venture
                                                                   Partners III, LLC and Excelsior Venture
                                                                   Investors III, LLC.  He is a Managing
                                                                   Director of U.S. Trust.  He is focused
                                                                   on Direct Investments in information
                                                                   technology, information services and
                                                                   communications.  Prior to joining U.S.
                                                                   Trust in April 1995, Mr. Lindgren served
                                                                   in various capacities for Inco Venture
                                                                   Capital Management ("IVCM") from January
                                                                   1988 through March 1995, including
                                                                   President and Managing Principal from
                                                                   January 1993 through March 1995.  While
                                                                   at IVCM, Mr. Lindgren invested in
                                                                   venture capital and buyout transactions
                                                                   and served on the board of directors of
                                                                   several of its portfolio companies.
                                                                   Before joining IVCM, Mr. Lindgren was
                                                                   employed by Salomon Brothers Inc. and
                                                                   Smith Barney, Harris Upham & Co., Inc.
                                                                   He is an Adjunct Professor of Finance at
                                                                   Columbia University's Graduate School of
                                                                   Business, where he has taught courses on
                                                                   venture capital since 1993.  Mr.
                                                                   Lindgren holds M.B.A. and B.A. degrees
                                                                   from Columbia University.  He serves on
                                                                   the United States Trust Company of New
                                                                   York Portfolio Policy Committee.  Mr.
                                                                   Lindgren is on the boards of Cross Media
                                                                   Marketing, Inc., Ethertronics, Inc.,
                                                                   Marketfirst Software, Inc., OpVista,
                                                                   Inc. and PowerSmart, Inc.

Brian F.               Chief Financial       July 20, 2000         Chief Financial Officer of UST Private
Schmidt, 42            Officer                                     Equity Investors Fund, Inc., Excelsior
                                                                   Private Equity Fund II, Inc., Excelsior
                                                                   Venture Partners III, LLC and Excelsior
                                                                   Venture Investors III, LLC and Senior
                                                                   Vice President of U.S. Trust, Mr.
                                                                   Schmidt is the Division Manager of
                                                                   Mutual Funds with U.S. Trust.  He is
                                                                   responsible for the operation and
                                                                   administration of the Excelsior Family
                                                                   of Funds and the U.S. Trust Co. Common
                                                                   Trust Funds.  Mr. Schmidt joined U.S.
                                                                   Trust in 1991 from Prudential Insurance
                                                                   Company of America, where he was
                                                                   Director of Accounting.  Prior to that
                                                                   he was a senior accounting manager at
                                                                   Dreyfus Corporation.  Mr. Schmidt has 20
                                                                   years of experience in financial
                                                                   services, concentrating in mutual
                                                                   funds.  He received his B.S. degree from
                                                                   Marist College.  He is on the
                                                                   Accountant's and Treasurer's Committee
                                                                   of the Investment Company Institute.

Frank D.               Treasurer             July 20, 2000         Treasurer of UST Private Equity
Bruno, 41                                                          Investors Fund, Inc., Excelsior Private
                                                                   Equity Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC and Excelsior Venture
                                                                   Investors III, LLC and Vice President of
                                                                   U.S. Trust, Mr. Bruno is a Vice
                                                                   President in the Mutual Funds
                                                                   Administration Department of an
                                                                   affiliate of U.S. Trust.  Prior to
                                                                   joining U.S. Trust in March 1994 he
                                                                   worked for the Dreyfus Corporation and
                                                                   PriceWaterhouse.  Mr. Bruno received his
                                                                   B.S. degree from The Pennsylvania State
                                                                   University.

Lee A.                 Vice President        July 20, 2000         Vice President of UST Private Equity
Gardella, 34                                                       Investors Fund, Inc., Excelsior Private
                                                                   Equity Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC, Excelsior Venture
                                                                   Investors III, LLC and U.S. Trust, Mr.
                                                                   Gardella joined U.S. Trust in September
                                                                   1997.  He is focused on Direct
                                                                   Investments in information technology
                                                                   companies and on fund investments.  Mr.
                                                                   Gardella currently has monitoring
                                                                   responsibilities for several portfolio
                                                                   companies including Captura Software,
                                                                   Inc. and LogicVision, Inc.  From July
                                                                   1994 to September 1997, Mr. Gardella
                                                                   held several positions with the Edison
                                                                   Venture Fund, an expansion-stage venture
                                                                   capital firm in Lawrenceville, N.J.  In
                                                                   addition, Mr. Gardella has worked at
                                                                   Wilshire Associates and National Steel
                                                                   Corporation.  Mr. Gardella has served as
                                                                   a director of the Greater Philadelphia
                                                                   Venture Group.  He received a M.B.A.
                                                                   degree from the University of Notre Dame
                                                                   and a B.S.B.A. degree in Finance from
                                                                   Shippensburg University.  Mr. Gardella
                                                                   is a Chartered Financial Analyst.  Mr.
                                                                   Gardella is on the board of  ClearOrbit,
                                                                   Inc.

James F.               Vice President        July 20, 2000         Vice President of UST Private Equity
Rorer, 31                                                          Investors Fund, Inc., Excelsior Private
                                                                   Equity Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC and Excelsior Venture
                                                                   Investors III, LLC and U.S. Trust, Mr.
                                                                   Rorer is focused on Direct Investments
                                                                   in information services and life
                                                                   sciences. Prior to joining U.S. Trust in
                                                                   May 1999, he worked at Bain & Company
                                                                   ("Bain"), a leading global strategic
                                                                   consulting firm, from September 1996
                                                                   until April 1999. He was a consultant in
                                                                   the Private Equity Practice, providing
                                                                   strategic due diligence services to
                                                                   large private equity firms. In addition,
                                                                   Mr. Rorer also spent time in Bain's
                                                                   standard consulting practice, working
                                                                   with companies on a variety of strategic
                                                                   issues in a number of different
                                                                   industries including automotive,
                                                                   electric power, telecommunications,
                                                                   consumer products and financial
                                                                   services. Mr. Rorer was an investment
                                                                   banking analyst at CS First Boston from
                                                                   1992 to 1994, where he worked on mergers
                                                                   and acquisitions and financing for banks
                                                                   and consumer finance companies. Mr.
                                                                   Rorer graduated from Duke University,
                                                                   Phi Beta Kappa, with a degree in
                                                                   Economics and Mathematics. He holds a
                                                                   M.B.A. degree from Harvard Business
                                                                   School.

James F. Dorment, 28   Chief                   July 20, 2000 to    Mr. Dorment served as Chief
                       Administrative         September 11, 2001   Administrative Officer and Secretary of
                       Officer and Security                        UST Private Equity Investors Fund, Inc.,
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC and
                                                                   Excelsior Venture Investors III, LLC
                                                                   from July 2000 until September 2001.  He
                                                                   has served as Assistant Vice President
                                                                   of U.S. Trust from December 1997.  Mr.
                                                                   Dorment was involved in all areas of
                                                                   investment analysis and
                                                                   decision-making.  From August 1995
                                                                   through November 1997, he worked in the
                                                                   wealth management division of U.S.
                                                                   Trust.  Mr. Dorment graduated from Bates
                                                                   College with a B.A. degree in
                                                                   Economics.  He is a Chartered Financial
                                                                   Analyst and a member of the New York
                                                                   Society of Security Analysts and the
                                                                   Association for Investment Management
                                                                   and Research.

Cynthia                Chief                 September 12, 2001    Chief Administrative Officer and
Englert, 37            Administrative                              Secretary of UST Private Equity
                       Officer and                                 Investors Fund, Inc., Excelsior Private
                       Secretary                                   Equity Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC and Excelsior Venture
                                                                   Investors III, LLC.  Ms. Englert joined
                                                                   U.S. Trust as Vice President of Finance
                                                                   and Administration in August 2001.  She
                                                                   has held positions in fund accounting
                                                                   and administration at Whitney & Co. and
                                                                   various management reporting and
                                                                   financial analysis positions at
                                                                   Greenwich Capital Markets, Inc.  Ms.
                                                                   Englert graduated from Holy Cross
                                                                   College with a B.A. degree in English.
                                                                   She holds a M.B.A. degree from the
                                                                   University of Connecticut.

Raghav V.              Vice President        September 11, 2000    Mr. Nandagopal is a Vice President of
Nandagopal, 39                                                     United States Trust Company of New York,
                                                                   Excelsior Venture Partners III, LLC and
                                                                   Excelsior Venture Investors III, LLC. He
                                                                   is focused on direct investments in
                                                                   information technology and communica-
                                                                   tions. Prior to joining United
                                                                   States Trust Company of New York in
                                                                   February 2001, Mr. Nandagopal was Chief
                                                                   Business Development Officer of
                                                                   Globeshaker, a seed venture capital
                                                                   investment company based in Stamford, CT
                                                                   and Oxford, UK. From September 1998 to
                                                                   September 2000, Mr. Nandagopal was an
                                                                   Engagement Manager with McKinsey &
                                                                   Company, where he advised clients in
                                                                   defining strategies, improving
                                                                   operations, identifying acquisitions and
                                                                   defining technology capabilities for
                                                                   telecom, wireless, financial services
                                                                   and healthcare companies. From October
                                                                   1994 to July 1998, he held several
                                                                   positions including Chief Information
                                                                   Officer at AT&T Capital - Automotive
                                                                   Services. Prior to AT&T Capital, Mr.
                                                                   Nandagopal held a variety of operational
                                                                   and technology management positions with
                                                                   BGE, Andersen Consulting and Pfizer. In
                                                                   addition, he has been an Adjunct
                                                                   Professor of Computer Information
                                                                   Systems at Villa Julie College, where he
                                                                   has taught courses on broadband
                                                                   technologies, networking, distributed
                                                                   computing and programming languages. Mr.
                                                                   Nandagopal received his B.S. degree from
                                                                   the University of Madras, M.A. and
                                                                   M.B.A. degrees from the University of
                                                                   Bombay and a M.S. degree from Penn.
                                                                   State University.

Jean-Noel              Vice President        September 11, 2000    Mr. Odier is a Vice President of United
Odier, 29                                                          States Trust Company of New York,
                                                                   Excelsior Venture Partners III, LLC and
                                                                   Excelsior Venture Investors III, LLC. He
                                                                   is focused on foreign direct investments
                                                                   and fund investments. Prior to joining
                                                                   United States Trust Company of New York
                                                                   in November 2000, Mr. Odier worked at
                                                                   Lombard Odier & Cie in Geneva since
                                                                   March of 1999. After having covered
                                                                   European small and mid-cap companies in
                                                                   Geneva, he was sent to Merrill Lynch in
                                                                   London where he did various research
                                                                   works on European Internet equities. In
                                                                   July 2000, Mr. Odier went back to
                                                                   Lombard Odier & Cie, where he joined the
                                                                   company's private equity unit in Zurich.

Alan M. Braverman, 40  Vice President        September 11, 2000    Mr. Braverman served as Executive Vice
                                             to                    President of Excelsior Venture Partners
                                             September 25, 2001    III, LLC, Excelsior Venture Investors
                                                                   III, LLC and as a Managing Director of
                                                                   United States Trust Company of New York.
                                                                   He was focused on direct investments in
                                                                   information technology, information
                                                                   services and communications. Prior to
                                                                   joining United States Trust Company of
                                                                   New York in September 2000, Mr.
                                                                   Braverman served as President,
                                                                   Business-to-Business at NBCi since
                                                                   November 1999. Previously, Mr. Braverman
                                                                   was Head of Internet Research at several
                                                                   top-level Wall Street firms. Mr.
                                                                   Braverman was also ranked by
                                                                   Institutional Investor and the Wall
                                                                   Street Journal as one of the top
                                                                   Internet research analysts on Wall
                                                                   Street. Mr. Braverman worked at Banc of
                                                                   America Securities and held the position
                                                                   of Senior Managing Director and Head of
                                                                   Internet Research there until November
                                                                   1999. Mr. Braverman was Managing
                                                                   Director and Head of Internet Research
                                                                   at Deutsche Bank Securities, the
                                                                   investment banking arm of Deutsche Bank
                                                                   Group. From July 1996 to July 1998, he
                                                                   was the senior Internet analyst at
                                                                   Credit Suisse First Boston. From 1995 to
                                                                   July 1996, Mr. Braverman was Vice
                                                                   President, Internet Analysis at Hanifen
                                                                   Imhoff. From 1991 to 1995, Mr. Braverman
                                                                   served as a senior executive at U.S.
                                                                   West as well as General Manager for
                                                                   CityKey Online, where he oversaw the
                                                                   national roll-out for the company's
                                                                   online business. Mr. Braverman earned a
                                                                   B.B.A. degree in Finance and Strategy
                                                                   from The Wharton School of the
                                                                   University of Pennsylvania and a M.B.A.
                                                                   degree in Finance, Strategy and
                                                                   Marketing from Northwestern University's
                                                                   Kellogg Graduate School of Management.

John C.                Chairman of the       May 26, 2000          Mr. Hover retired as an Executive Vice
Hover II, 58           Board and Manager                           President/Director of U.S. Trust in 1998
                                                                   after 22 years of service.  He was
                                                                   responsible for the Personal Asset
                                                                   Management and Private Banking Group and
                                                                   served as Chairman of U.S. Trust
                                                                   International.  Prior to joining U.S.
                                                                   Trust, he was a commercial banker with
                                                                   Chemical Bank.  Mr. Hover received his
                                                                   B.A. degree in English Literature from
                                                                   the University of Pennsylvania and a
                                                                   M.B.A. degree in Marketing from The
                                                                   Wharton School.  He is a trustee of the
                                                                   University of Pennsylvania, and is
                                                                   Chairman of the  Board of Overseers of
                                                                   the University's Museum of  Archaeology
                                                                   and Anthropology.  He is a trustee and
                                                                   Vice President of the Penn Club of New
                                                                   York.  Mr. Hover serves as chairman of
                                                                   the board of directors or managers of
                                                                   UST Private Equity Investors Fund, Inc.,
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC and
                                                                   Excelsior Venture Investors III, LLC.


Gene M. Bernstein, 54  Manager,              May 26, 2000          Mr. Bernstein is the Dean of the
                       Member of the Audit                         Skodneck Business Development Center at
                       Committee                                   Hofstra University in Hempstead, New
                                                                   York.  Prior to that, he worked at (and
                                                                   remains a principal of) Northville
                                                                   Industries Corp., a third generation
                                                                   privately held petroleum marketing,
                                                                   trading, storage and distribution
                                                                   company since 1994.  While at
                                                                   Northville, he held positions ranging
                                                                   from Vice President to President to
                                                                   Vice-Chairman.  Prior to working at
                                                                   Northville Industries, he taught at the
                                                                   University of Notre Dame.  He is
                                                                   Chairman of the Board of Trustees at his
                                                                   alma mater, Alfred University, from
                                                                   which he holds a B.A. degree in English
                                                                   Literature.  He also has a M.A. degree
                                                                   in English Literature from the
                                                                   University of Wisconsin and a Ph.D. in
                                                                   English Literature from the University
                                                                   of Massachusetts.  Mr. Bernstein serves
                                                                   as a director or manager of UST Private
                                                                   Equity Investors Fund, Inc., Excelsior
                                                                   Private Equity Fund II, Inc., Excelsior
                                                                   Venture Partners III, LLC, Excelsior
                                                                   Venture Investors III, LLC and the
                                                                   Excelsior Hedge Fund of Funds I, LLC.

Stephen V. Murphy, 56  Manager,              May 26, 2000          Since 1991, Mr. Murphy has been
                       Member of the Audit                         President of S. V. Murphy & Co., Inc.,
                       Committee                                   an investment banking firm that
                                                                   specializes in mergers and acquisitions,
                                                                   divestitures and strategic and
                                                                   capital-related advisory services for
                                                                   financial and other institutions.  From
                                                                   1988 until 1990, he was Managing
                                                                   Director of Merrill Lynch Capital
                                                                   Markets in charge of the Financial
                                                                   Institutions Mergers and Acquisitions
                                                                   Department.  Prior to 1988, Mr. Murphy
                                                                   was Managing Director of The First
                                                                   Boston Corporation where he headed up
                                                                   its Investment Banking Department's
                                                                   Commercial Bank Group.  Mr. Murphy holds
                                                                   a B.S.B.A. degree from Georgetown
                                                                   University and a M.B.A. degree from
                                                                   Columbia University.  Mr. Murphy serves
                                                                   as a director or manager of UST Private
                                                                   Equity Investors Fund, Inc., Excelsior
                                                                   Private Equity Fund II, Inc., Excelsior
                                                                   Venture Partners III, LLC, Excelsior
                                                                   Venture Investors III, LLC and the
                                                                   Excelsior Hedge Fund of  Funds I, LLC.

Victor F. Imbimbo, 49  Manager,              May 26, 2000          Mr. Imbimbo was the founder of Bedrock
Jr.,                   Member of the Audit                         Communications, Inc., a consulting
                       Committee                                   company addressing the merger of
                                                                   traditional and digital communications
                                                                   solutions in 1996.  He was also the
                                                                   founder of the Hadley Group, a
                                                                   promotional marketing company, in 1985,
                                                                   which he ran until 1996.  Mr. Imbimbo
                                                                   serves as a director or manager of UST
                                                                   Private Equity Investors Fund, Inc.,
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC,
                                                                   Excelsior Venture Investors III, LLC and
                                                                   the Excelsior Hedge Fund of  Funds I,
                                                                   LLC.




Section 16(a) Beneficial Ownership Reporting Compliance

         Under the federal securities laws, the Company's managers and executive officers and any persons holding more than 10% of the Company's outstanding units are required to report their ownership of units and any changes in the ownership of the Company's units to the Company and the Securities and Exchange Commission. To the best of the Company's knowledge, the Company's managers and executive officers have satisfied these filings.

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

         Managers receive compensation of $7,000 annually and $2,000 per meeting attended plus reasonable expenses. The Company does not have a stock option plan, other long-term incentive plan, retirement plan or other retirement benefits.

         The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2001.


                                            Aggregate                    Total Compensation
                                           Compensation                   from the Company
                                               from                      and Fund Complex *
      Name of Person/Position              the Company                    Paid to Directors
      -----------------------             -------------                  -------------------
        John C. Hover II
         Manager                             $17,000                        $53,250 (4 Funds)

        Gene M. Bernstein
         Manager                             $17,000                        $67,750 (5 Funds)

        Stephen V. Murphy
         Manager                             $17,000                        $67,750 (5 Funds)

        Victor F. Imbimbo, Jr.
         Manager                             $17,000                        $67,750 (5 Funds)


  * The "Fund Complex" consists of UST Private Equity Investors Fund, Inc., Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Hedge Fund of Funds I, LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company.


Item 12.  Security Ownership of Certain Beneficial Owners and Management.

         As of October 31, 2001, Mr. Fann, the Co-Chief Executive Officer and President, was the owner of one unit of membership interest of the Company.


                                                                        Amount and Nature
                                                                          of Beneficial
Title of Class                Name and Address of Beneficial Owner          Ownership      Percent of Class
--------------                ------------------------------------          ----------     ----------------

Units of              David I. Fann                                           1 unit               *
membership               c/o U.S. Trust Company, N.A.
interest                 5 Palo Alto Square, 9th Floor
                         3000 Camino Real
                          Palo Alto, CA  94303
                      Managers and executive officers                         1 unit               *
                         as a group (1 person)

* Less than one percent.

Item 13.  Certain Relationships and Related Transactions.

         The Company has engaged in no transactions with the managers or executive officers other than as described above or in the notes to the financial statements.

                                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)      1.       Financial Statements

                  The financial statements listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 8 are filed as part of this report.

         2.       Financial Statement Schedules

                  The financial statement schedules listed in Item 8, "Financial Statements and Supplementary Data," beginning on page 8 are filed as part of this report.

         3.       Exhibits

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

                  (10)(f) Form of Administration, Accounting and Investor Services Agreement (1)

                  (10)(g)  Form of Escrow Agreement (1)

                  (10)(h) Form of Subscription Agreement for investment in units of the Company (1)

                  (10)(i) Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company (1)

                  (10)(j) Amended and Restated Agreement with respect to Seed Capital (2)

                  (10)(k) Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC (1)

                  (23)     Consent of Independent Auditors

                  (99)(a)  Audit Committee Charter  (3)

         (1) Incorporated by reference to the Company's Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).

         (2) Incorporated by reference to the Company's Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-30986).

         (3) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 2000 (File No. 814-00209).

(b)      1.       Reports on Form 8-K
                  None




                                 SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXCELSIOR VENTURE PARTNERS III, LLC

Date: January 25, 2002             By:     /s/ DAVID I. FANN
                                      --------------------------------
                                   David I. Fann, Co-Chief Executive Officer
                                   and President
                                   (principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


             Signature                                      Title                               Date
             ---------                                      -----                               ----

/s/ DAVID I. FANN
---------------------------
David I. Fann                         Co-Chief Executive Officer and President           January 25, 2002
                                      (principal executive officer)


/s/ DOUGLAS A. LINDGREN
---------------------------
Douglas A. Lindgren                   Co-Chief Executive Officer and                     January 25, 2002
                                      Chief Investment Officer
                                      (principal executive officer)


/s/ BRIAN F. SCHMIDT
---------------------------
Brian F. Schmidt                      Chief Financial Officer                            January 25, 2002
                                      (principal financial and accounting officer)


/s/ JOHN C. HOVER II                                                                     January 29, 2002
---------------------------
John C. Hover II                      Chairman of the Board and Manager


/s/ GENE M. BERNSTEIN                                                                    January 29, 2002
---------------------------
Gene M. Bernstein                     Manager


/s/ STEPHEN V. MURPHY                                                                    January 29, 2002
---------------------------
Stephen V. Murphy                     Manager


/s/ VICTOR F. IMBIMBO, JR                                                                January 29, 2002
---------------------------
Victor F. Imbimbo, Jr.                Manager





                                                                  Exhibit 23



                      CONSENT OF INDEPENDENT AUDITORS

                  We consent to the use of our report dated December 10, 2001, included in this Annual Report (Form 10-K No. 000-29665), for the year ended October 31, 2001, of Excelsior Venture Partners III, LLC.

                                                     ERNST & YOUNG LLP


New York, New York
January 29, 2002