Form 10-Q
period 2002-01-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2002-03-18
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549
                                 ----------

                                 FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended   January 31, 2002
                                ---------------------------------------
                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____________________ to _________________


                      Commission file number 000-29665
                                             ----------

                    EXCELSIOR VENTURE PARTNERS III, LLC
-----------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                     13-4102528
-----------------------------------------------------------------------------
(State or Other Jurisdiction                             (I.R.S. Employer
of Incorporation or Organization)                         Identification No.)



114 West 47th Street, New York, NY                                10036-1532
-----------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                   -------------------

-----------------------------------------------------------------------------
            Former Name, Former Address and Former Fiscal Year,
                       if Changed Since last Report.

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]





                    EXCELSIOR VENTURE PARTNERS III, LLC

            This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause Excelsior Venture Partners III, LLC's (the "Company's") actual results to differ from future performance suggested herein.


                    INDEX                                                                            PAGE NO.
                    -----                                                                            --------
PART I.             FINANCIAL INFORMATION

  Item 1.           Financial Statements.                                                               1

                    Portfolio of Investments as of January 31, 2002.                                    1

                    Statement of Assets and Liabilities at January 31, 2002 and October 31, 2001.       3

                    Statement of Operations for the three-month periods ended January 31, 2002 and      4
                    January 31, 2001.

                    Statement of Changes in Net Assets for the three-month
                    periods ended January 31, 5 2002 and January 31, 2001.                              5

                    Statement of Cash Flows for the three-month periods ended January 31, 2002 and      6
                    January 31, 2001.

                    Financial Highlights for the three-month period ended January 31, 2002.             7

                    Notes to Financial Statements.                                                      8

  Item 2.           Management's Discussion and Analysis of Financial Condition and Results of          10
                    Operations.

  Item 3.           Quantitative and Qualitative Disclosures about Market Risk.                         11

PART II.            OTHER INFORMATION

  Item 1.           Legal Proceedings.                                                                  11

  Item 2.           Changes in Securities and Use of Proceeds.                                          11

  Item 3.           Defaults Upon Senior Securities.                                                    11

  Item 4.           Submission of Matters to a Vote of Security Holders.                                12

  Item 5.           Other Information.                                                                  12

  Item 6.           Exhibits and Reports on Form 8-K.                                                   12

SIGNATURES




PART I.     FINANCIAL INFORMATION

  Item 1.    Financial Statements.


Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)
-----------------------------------------------------------------------------------------------------
                                                                               January 31, 2002
                                                                        -----------------------------
PORTFOLIO STRUCTURE
-------------------
    SHORT-TERM INVESTMENTS:

         U.S. GOVERNMENT AGENCY OBLIGATIONS                             $ 94,909,143          64.97%

    PRIVATE COMPANIES                                                     47,249,994          32.35%

    PRIVATE INVESTMENT FUNDS                                                 535,445           0.37%
                                                                        ------------       ----------

    TOTAL INVESTMENTS                                                    142,694,582          97.69%
    OTHER ASSETS & LIABILITIES (NET)                                       3,374,903           2.31%
                                                                        -------------      ----------

    NET ASSETS                                                          $ 146,069,485         100.00%
                                                                        =============      ===========


                                     See Notes to Financial Statements.



Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
                                                                                              January 31, 2002
                                                                                      ---------------------------------
  Principal                                                                           Acquisition            Value
Amount/Shares                                                                           Date ##             (Note 1)
-------------                                                                         ------------       --------------
    U.S. GOVERNMENT AGENCY OBLIGATIONS -- 64.97%
    $95,000,000       U.S. Treasury Bills
                      1.66%, 2/12/02                                                                     $  94,909,143
                                                                                                         --------------
        Total - U.S. Government Agency Obligations (Cost $94,909,143)                                       94,909,143


    PRIVATE COMPANIES #,@ -- 32.35%

           647,948      Adeza Biomedical Corporation, Series 5 Preferred                  9/01               3,000,000
         2,419,355      Ancile Pharmaceuticals, Inc., Series D Preferred                 11/01               3,000,000
        44,247,788      Cenquest, Inc., Series I Preferred                               07/01               1,999,995
         2,333,333      Ethertronics, Inc., Series B Preferred                            6/01               3,500,000
         1,879,699      Genoptix, Inc., Series B Preferred                               12/01               2,500,000
         4,330,504      LightConnect, Inc., Series B Preferred                           07/01               5,000,000
         2,000,000      LogicLibrary, Inc., Series A Preferred                           01/02               2,000,000
        15,739,638      MIDAS Vision Systems, Inc., Series C Preferred                   12/01               3,999,999
         4,750,000      Monterey Design Systems, Inc., Series I Preferred                12/01               4,750,000
           857,143      NanoOpto Corporation, Series A-1 Preferred                       10/01               2,000,000
         1,538,461      NetLogic Microsystems, Inc., Series D Preferred                   8/01               5,000,000
         5,333,333      OpVista, Inc., Series B Preferred                                07/01               4,000,000
           517,260      Senomyx, Inc., Series E Preferred                                11/01               1,500,000
         5,000,000      Virtual Silicon Technology, Inc., Series C Preferred             12/01               5,000,000
                                                                                                         -------------
         Total - Private Companies (Cost $47,249,999)                                                       47,249,994


    PRIVATE INVESTMENT FUNDS #,@ --  0.37%

           150,000        Advanced Technology Ventures VII, L.P.                      08/01-12/01              130,702
            50,000        CHL Medical Partners II, L.P.                                  01/02                  50,000
           150,000        Morgenthaler Venture Partners VII, L.P.                        07/01                 138,204
           270,429        Prospect Venture Partners II, L.P.                          06/01-12/01              216,539
                                                                                                         -------------
         Total - Private Investment Funds (Cost $620,429)                                                      535,445
                                                                                                         -------------

         TOTAL INVESTMENTS (Cost $142,779,571*) -- 97.69%                                                  142,694,582

    OTHER ASSETS & LIABILITIES (NET) --   2.31%                                                              3,374,903


    NET ASSETS --  100.00%                                                                                $146,069,485
                                                                                                         =============

*  Aggregate cost for federal tax and book purposes.
# Restricted as to public resale. Acquired between June 1, 2001 and January 31, 2002. Total cost of restricted securities at January 31,
   2002 aggregated $47,870,428. Total market value of restricted securities owned at January 31, 2002 was $47,785,439 or 32.72%.
## Required disclosure for restricted securities only.
@  Non-income producing securities.

                                             See Notes to Financial Statements.







Excelsior Venture Partners III, LLC
Statement of Assets and Liabilities
------------------------------------------------------------------------------------------------------------------
                                                                 January 31, 2002               October 31, 2001
                                                                 ------------------            -------------------
                                                                    (Unaudited)
ASSETS:

Investment Securities, at Cost                                   $     142,779,571             $      139,742,790
                                                                 ==================            ===================

Investment Securities, at Value                                  $     142,694,582             $      139,676,495

Cash and Cash Equivalents                                                4,289,916                      8,433,122
Receivables:
     Interest                                                                9,932                             --
     Receivable due from Distributor                                        50,000                         50,000
Prepaid Assets                                                              36,574                         43,070
                                                                 ------------------            -------------------
         Total Assets                                                  147,081,004                    148,202,687
                                                                 ------------------            -------------------
LIABILITIES:

Management Fees Payable                                                    738,122                      1,377,259
Administration and Shareholder Servicing Fees Payable                      135,795                        249,241
Managers' Fees Payable                                                      15,123                         45,000
Offering Costs Payable                                                      93,880                         93,880
Accrued Expenses and Other Payables                                         28,599                         16,529
                                                                 ------------------            -------------------

         Total Liabilities                                               1,011,519                      1,781,909

NET ASSETS                                                       $     146,069,485             $      146,420,778
                                                                 ==================            ===================

NET ASSETS consist of:

Accumulated Undistributed Net Investment Income                  $          10,494             $          343,692
Accumulated Net Realized Gain on Investments                                 7,198                          6,599
Net Unrealized (Depreciation) on Investments                              (84,989)                       (66,295)
Paid in Capital                                                        146,136,782                    146,136,782
                                                                 ------------------            -------------------

         Total Net Assets                                        $     146,069,485             $      146,420,778
                                                                 ==================            ===================

Units of Membership Interest Outstanding                                   295,210                        295,210
                                                                 ------------------            -------------------

NET ASSET VALUE PER UNIT                                         $          494.80             $           495.99
                                                                 ==================            ===================


                                             See Notes to Financial Statements.




Excelsior Venture Partners III, LLC
Statement of Operations (Unaudited)
----------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                          January 31,

                                                                  2002                 2001
                                                              -------------       --------------
INVESTMENT INCOME:

Interest Income                                              $     555,267         $       --
                                                              --------------       --------------
         Total Income                                              555,267                 --
                                                              --------------       --------------

EXPENSES:

Management Fees                                                    738,121                 --
Professional Fees                                                   50,411                 --
Administration Fees                                                 46,996                 --
Managers' Fees                                                      38,123                 --
Custodian Fees                                                       4,537                 --
Printing Fees                                                        3,781                 --
Insurance                                                            6,496                 --
                                                             --------------       --------------
         Total Expenses                                            888,465                 --

NET INVESTMENT (LOSS)                                             (333,198)                --
                                                             --------------       --------------

REALIZED AND UNREALIZED GAIN/
  (LOSS) ON INVESTMENTS

Net Realized Gain on Security Transactions                             599                 --
Change in Unrealized (Depreciation) on Investments                 (18,694)                --
                                                             --------------       --------------
NET REALIZED AND UNREALIZED
  (LOSS) ON INVESTMENTS                                            (18,095)                --
                                                             --------------       --------------
NET (DECREASE) IN NET
   ASSETS RESULTING FROM OPERATIONS                          $    (351,293)       $        --
                                                             ==============       ==============


                                    See Notes to Financial Statements.




Excelsior Venture Partners III, LLC
Statement of Changes in Net Assets (Unaudited)
------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                          January 31,

                                                                  2002                 2001
                                                             --------------       --------------
OPERATIONS:

Net Investment (Loss)                                        $   (333,198)          $      --
Net Realized Gain on Investments                                      599                  --
Change in Unrealized
  (Depreciation) on Investments                                   (18,694)                 --
                                                             --------------       --------------
Net (Decrease) in Net Assets
  Resulting from Operations                                      (351,293)                 --

DISTRIBUTION TO SHAREHOLDERS FROM:

Net Investment Income                                                  --                  --
Net Realized Gain on Investments                                       --                  --
                                                             --------------       --------------
NET  DECREASE IN NET ASSETS                                      (351,293)                 --

NET ASSETS:

Beginning of Period                                           146,420,778                 500
                                                             --------------       --------------
End of Period                                                $146,069,485           $     500
                                                             ==============       ==============


                                         See Notes to Financial Statements.





Excelsior Venture Partners III, LLC
Statement of Cash Flows (Unaudited)
------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                          January 31,

                                                                  2002                 2001
                                                             --------------       --------------
CASH FLOWS FROM INVESTING AND
  OPERATING ACTIVITIES:

Proceeds from Sales of Short-Term Investments                $ 429,450,648         $       --
Purchase of Short-Term Investments                            (409,582,429)                --
Purchase of Investment                                         (22,905,000)                --
Investment Loss                                                   (342,531)                --
Operating Expenses Paid                                           (763,894)                --
                                                             --------------       --------------
Net Cash Used for Investing and Operating Activities            (4,143,206)                --
                                                             --------------       --------------

CASH FLOWS FROM FINANCING
  ACTIVITIES:

Capital Contributions                                                   --                 --
Net Increase/(Decrease) in Cash                                 (4,143,206)                --

CASH AT BEGINNING OF PERIOD                                      8,433,122                500
                                                             --------------       --------------
CASH AT END OF PERIOD                                        $   4,289,916        $       500
                                                             ==============       ==============

                                See Notes to Financial Statements.







Excelsior Venture Partners III, LLC
Financial Highlights (Unaudited)
---------------------------------------------------------------------------

Per Unit Operating Performance:  (1)

                                                     Three Months Ended
                                                      January 31, 2002
                                                     ------------------


NET ASSET VALUE, BEGINNING OF PERIOD                   $      495.99


INCOME FROM INVESTMENT OPERATIONS:
Net Investment Loss                                            (1.13)
Net Realized Gain                                               0.00
Net Unrealized Loss on Investments                             (0.06)
                                                     ------------------
       Total From Investment Operations                        (1.19)
                                                     ------------------

NET ASSET VALUE, END OF PERIOD                         $      494.80
                                                     ==================
TOTAL NET ASSET VALUE RETURN (3)                               (0.24)%
                                                     ==================
Ratios and supplemental data:
Net Assets, End of Period (000's)                      $      146,069
Ratios to Average Net Assets (2)
   Net Expenses                                                  2.43%
   Net Investment Loss                                         (0.91)%
   Turnover (3)                                                  0.00%



(1) Selected data for a unit of membership interest outstanding throughout the period
(2)   Annualized
(3)   Non-annualized

                     See Notes to Financial Statements.





                    Excelsior Venture Partners III, LLC

                 Notes to Financial Statements (Unaudited)


Note 1 -- Significant Accounting Policies

          Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. As of January 31, 2002 the Company had sold 295,210 units via a public offering which closed on May 11, 2001. The duration of the Company is ten years (subject to two, two-year extensions) from the final subscription closing, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

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

     A. Investment Valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Managers' view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Investment Advisers (as defined below) or a committee of the Board under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost.

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

          At January 31, 2002, market quotations were not readily available for securities valued at $47,785,439. Such securities were valued by the Investment Advisers (as hereinafter defined), under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

     D. Dividends to members:

          Dividends from net investment income and distributions from net realized capital gains, if any, will be declared and paid at least once a year. Dividends from net investment income totaled $0 for the three-month period ended January 31, 2002.

     E. Other:

          The Company treats all highly-liquid financial instruments that mature within three months as cash equivalents.


Note 2 -- Investment Advisory Fee, Administration Fee and
          Related Party Transactions

          U.S. Trust Company (the "Investment Adviser") serves as the investment adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Each of United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company, N.A. serve as the investment sub-advisers to the Company pursuant to investment sub-advisory agreements with U.S. Trust Company and the Company. Pursuant to the investment sub-advisory agreements, U.S. Trust Company pays investment management fees to U.S. Trust NY and U.S. Trust Company, N.A. U.S. Trust Company, U.S. Trust NY and U.S. Trust Company, N.A. are together referred to as the "Investment Advisers." In return for its services and expenses which U.S. Trust Company assumes under the Investment Advisory Agreement, the Company will pay U.S. Trust Company, on a quarterly basis, a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the first closing date and 1.00% of net assets thereafter. In addition to the management fee, U.S. Trust Company is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company's cumulative realized capital gains on direct investments, less cumulative realized capital losses, current net unrealized capital depreciation on all of the Company's investments and cumulative net expenses of the Company. The Incentive Carried Interest will be determined annually as of the end of each calendar year.

          U.S. Trust Company is a Connecticut state bank and trust company. U.S. Trust NY is a New York state-chartered bank and trust company and a member of the Federal Reserve System. U.S. Trust Company, N.A. is a nationally chartered bank. Each is a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation ("Schwab").

          Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC Inc. ("PFPC"), an indirect wholly-owned subsidiary of PNC Bank N.A., as administrator, accounting and investor services agent and transfer agent. In addition, PFPC Trust Company serves as the Company's custodian. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $11,000 for taxation services and (iii) reimburses PFPC for out-of-pocket expenses.

          Charles Schwab & Co., Inc. (the "Distributor"), the principal subsidiary of Schwab, serves as the Company's distributor for the offering of units. U.S. Trust Company paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in this offering. U.S. Trust Company or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from this offering.

          Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended and is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

          As of January 31, 2002, Excelsior Venture Investors III, LLC had an investment in the Company of $92,729,704. This represents an ownership interest of 63.483% in the Company.


Note 3 -- Purchases and Sales of Securities:

          Excluding short-term investments, the Company had $22,905,000 in purchases and $0 in sales of securities for the three-month period ended January 31, 2002.


Note 4 -- Organization Fees

          The Company incurred organization fees totaling $154,976 which were expensed in the fiscal period ended October 31, 2001. As a result of the Company's final closing held on May 11, 2001, the Company will be reimbursed for $50,000 in organizational expenses from the Distributor.


Note 5 -- Commitments

     As of January 31, 2002, the Company had committed $11,000,000 to private fund investments, $620,429 of which has been invested.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Three-Month Period Ended January 31, 2002 as Compared to the Similar Period in 2001

          The Company's net asset value per unit of membership interest was $494.80 at January 31, 2002, a decrease of $1.19 per unit from the net asset value per unit of membership interest of $495.99 at October 31, 2001. This decrease is principally the result of operating expenses exceeding investment income during the period. During the period, the Company completed direct investments in Ancile Pharmaceuticals, Inc., Senomyx, Inc., MIDAS Vision Systems, Inc., Genoptix, Inc., Virtual Silicon Technology, Inc., Monterey Design Systems, Inc. and LogicLibrary, Inc. The Company also contributed capital to Advanced Technology Ventures VII, L.P., CHL Medical Partners II, L.P., Morgenthaler Venture Partners VII, L.P. and Prospect Venture Partners II, L.P., each a private equity fund. The Company's operations commenced April 5, 2001; therefore, there is no comparable period in 2001.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

          For the three-month period ended January 31, 2002, the Company had a net realized gain on security transactions of $599. For the three-month period ended January 31, 2002, the Company had a net change in unrealized depreciation on investments of $18,694. The realized gains were principally the result of the Company's sale of short-term investments. The change in unrealized depreciation was principally the result of a decline in the value of short-term investments. The Company's operations commenced April 5, 2001; therefore, there is no comparable period in 2001.

Investment Income and Expenses
------------------------------

          For the three-month period ended January 31, 2002, the Company had interest income of $555,267 and net operating expenses of $888,465, resulting in net investment loss of $333,198. The Company's operations commenced April 5, 2001; therefore, there is no comparable period in 2001.

          U.S. Trust Company (the "Investment Adviser") and United States Trust Company of New York and U.S. Trust Company, N.A. (each an "Investment Sub-Adviser" and together with U.S. Trust Company, the "Investment Advisers") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the three-month period ended January 31, 2002, the Investment Adviser earned $738,121 in management fees. The Company's operations commenced April 5, 2001; therefore, there is no comparable period in 2001.

Net Assets
----------

          At January 31, 2002, the Company's net assets were $146,069,485, a decrease of $351,293 from net assets of $146,420,778 at October 31, 2001. The primary reason for the decrease was the result of a net investment loss for the three-month period ended January 31, 2002.

Liquidity and Capital Resources
-------------------------------

          The Company will focus its investments in the securities of privately-held venture capital companies, and to a lesser extent in venture capital, buyout and other private equity funds managed by third parties. The Company may offer managerial assistance to certain of such privately-held venture capital companies companies. The Company invests its available cash in short-term investments of marketable securities pending distribution to investors.

          At January 31, 2002, the Company held $4,289,916 in cash and $142,694,582 in investments as compared to $8,433,122 in cash and $139,676,495 in investments at October 31, 2001. These changes from October 31, 2001 were due to purchases and sales of short-term investments made by the Company during the period in order to provide liquidity for the purchase of direct investments and private fund investments. In connection with the Company's commitments to private funds in the amount of $11,000,000 since inception, a total of $10,379,571 has been contributed by the Company through January 31, 2002.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Equity Price Risk

          The Company anticipates that a majority of its investment portfolio will consist of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. As of January 31, 2002, the Company held no investments in the equity securities of public companies.


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

          On December 20, 2001, the Board (including a majority of the managers that are not interested persons of the Company) approved an Investment Sub-Advisory Agreement (the "Sub-Advisory Agreement") among the Company, U.S. Trust Company and U.S. Trust Company, N.A. Pursuant to the Sub-Advisory Agreement, U.S. Trust Company, N.A., serves as an investment sub-adviser to the Company and receives an investment management fee from U.S. Trust Company.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         (10) Form of Investment Sub-Advisory Agreement among the Company, U.S. Trust Company and U.S. Trust Company, N.A.

 (b)     Reports on Form 8-K.

         None.




                                 SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           EXCELSIOR VENTURE PARTNERS III, LLC





Date:  March 14, 2002                      By: /s/ David I. Fann
                                               -------------------------------
                                               David I. Fann
                                               (Co-Principal Executive Officer)





Date:  March 14, 2002                      By:/s/ Douglas A. Lindgren
                                               -------------------------------
                                               Douglas A. Lindgren
                                               (Co-Principal Executive Officer)





Date:  March 14, 2002                       By:/s/ Brian F. Schmidt
                                                -------------------------------
                                                Brian F. Schmidt
                                                (Principal Financial and
                                                 Accounting Officer)