Form 10-Q
period 2002-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2002-06-14
CIK 1103076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended  April 30, 2002
                               ------------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from __________________ to ___________________________

                        Commission file number 000-29665
                                               -------------

                       EXCELSIOR VENTURE PARTNERS III, LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                 13-4102528
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

114 West 47th Street, New York, NY                       10036-1532
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code  (212) 852-1000
                                                    ----------------------------

--------------------------------------------------------------------------------
    Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                    Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       EXCELSIOR VENTURE PARTNERS III, LLC

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause Excelsior Venture Partners III, LLC's (the "Company's") actual results to differ from future performance suggested herein.

             INDEX                                                                               PAGE NO.
             -----                                                                               --------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements.                                                                     1

             Portfolio of Investments as of April 30, 2002.                                            1

             Statement of Assets and Liabilities at April 30, 2002 and October 31, 2001.               3

             Statement of Operations for the six-month periods ended April 30, 2002 and April
             30, 2001.                                                                                 4

             Statement of Changes in Net Assets for the six-month periods ended April 30, 2002
             and April 30, 2001.                                                                       5

             Statement of Cash Flows for the six-month periods ended April 30, 2002 and April
             30, 2001.                                                                                 6

             Financial Highlights at April 30, 2002 and October 31, 2001.                              7

             Notes to Financial Statements.                                                            8

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of               11
             Operations.

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk.                              12

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.                                                                       12

  Item 2.    Changes in Securities and Use of Proceeds.                                               12

  Item 3.    Defaults Upon Senior Securities.                                                         12

  Item 4.    Submission of Matters to a Vote of Security Holders.                                     12

  Item 5.    Other Information.                                                                       12

  Item 6.    Exhibits and Reports on Form 8-K.                                                        12

SIGNATURES                                                                                            13

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.


Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)

                                                            April 30, 2002
                                                          ------------------

PORTFOLIO STRUCTURE
-------------------

    SHORT-TERM INVESTMENTS:

         U.S. GOVERNMENT AGENCY OBLIGATIONS        $   82,916,562        56.92%
         INVESTMENT COMPANIES                           6,036,204         4.14%

    PRIVATE COMPANIES                                  53,896,822        37.00%

    PRIVATE INVESTMENT FUNDS                            1,006,297         0.69%

                                                 ----------------   ------------

    TOTAL INVESTMENTS                                 143,855,885        98.75%
      OTHER ASSETS & LIABILITIES (NET)                  1,815,512         1.25%
                                                 ----------------   ------------

    NET ASSETS                                     $  145,671,397       100.00%
                                                 ================   ============

                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)

                                                                                              April 30, 2002
                                                                                              --------------
  Principal                                                                         Acquisition            Value
Amount/Shares                                                                         Date ##            (Note 1)
-------------                                                                         -------            --------
    U.S. GOVERNMENT AGENCY OBLIGATIONS - 56.92%
    $83,000,000       U.S. Treasury Bill
                      1.645%, 5/23/02                                                                $      82,916,562
                                                                                                     ------------------
        Total - U.S. Government Agency Obligations (Cost $82,916,562)                                       82,916,562
                                                                                                     ------------------

    PRIVATE COMPANIES **, #, @ -- 37.00%
           647,948      Adeza Biomedical Corporation, Series 5 Preferred                 09/01               3,000,000
         2,419,355      Ancile Pharmaceuticals, Inc., Series D Preferred                 11/01               3,000,000
        44,247,788      Cenquest, Inc., Series 1 Preferred                               07/01               1,999,995
         2,333,333      Ethertronics, Inc., Series B Preferred                           06/01               3,500,000
         1,879,699      Genoptix, Inc., Series B Preferred                               12/01               2,500,000
         4,330,504      LightConnect, Inc., Series B Preferred                           07/01               5,000,000
         4,374,256      LogicLibrary, Inc., Series A Preferred                           01/02               2,000,000
        15,739,638      Midas Vision Systems, Inc., Series C Preferred                   12/01               4,000,000
         7,089,552      Monterey Design Systems, Inc., Series 1 Preferred                12/01               4,750,000
           956,234      NanoOpto Corporation, Series A-1 Preferred                     10/01&3/02            2,231,212
         1,538,461      NetLogic Microsystems, Inc., Series D Preferred                  8/01                5,000,000
         5,333,333      OpVista, Inc., Series B Preferred                                07/01               4,000,000
           517,260      Senomyx, Inc., Series E Preferred                                11/01               1,500,000
         2,211,898      Silverback Systems, Inc., Series B Preferred                     02/02               1,415,615
         4,166,667      Tensys Medical, Inc., Series C Preferred                         03/02               5,000,000
         3,096,551      Virtual Silicon Technology, Inc., Series C Preferred             12/01               5,000,000
                                                                                                     ==================
         Total - Private Companies (Cost $53,896,827)                                                       53,896,822
                                                                                                     ==================

    PRIVATE INVESTMENT FUNDS **, # -- 0.69%
                        Advanced Technology Ventures VII, L.P.                        08/01-03/02              189,460
                        CHL Medical Partners II, L.P.                                 01/02-03/02              100,491
                        Morgenthaler Venture Partners VII, L.P.                       07/01-04/02              429,887
                        Prospect Venture Partners II, L.P.                            06/01-04/02              286,459
                                                                                                     ==================
         Total - Private Investment Funds (Cost $1,145,429)                                                  1,006,297
                                                                                                     ==================

    INVESTMENT COMPANIES -- 4.14%
       6,036,204      Dreyfus Government Cash Management Account                                             6,036,204
                                                                                                     ------------------
         Total - Investment Companies (Cost $6,036,204)

    TOTAL INVESTMENTS (Cost $143,995,022*) - 98.75%                                                        143,855,885
    OTHER ASSETS & LIABILITIES (NET) - 1.25%                                                                 1,815,512
                                                                                                     ------------------

    NET ASSETS - 100.00%                                                                             $     145,671,397
                                                                                                     ==================

*    Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between June 1, 2001 and April 30, 2002. Total cost of restricted securities at April 30, 2002 aggregated $55,042,256. Total market value of restricted securities owned at April 30, 2002 was $54,903,119 or 37.69% of net assets.
#    Non-income producing securities.
##   Required disclosure for restricted
     securities only.
@ At April 30, 2002, the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at April 30, 2002 was $53,896,822.

                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Assets and Liabilities

                                                              April 30, 2002    October 31, 2001
                                                              --------------    ----------------
                                                                (Unaudited)
ASSETS:

Investment Securities, at Cost                                $  143,995,022    $    139,742,790
                                                              ==============    ================

Investment Securities, at Value                               $  143,855,885    $    139,676,495

Cash and Cash Equivalents                                          2,700,000           8,433,122
Receivables:
     Interest                                                          4,447                  --
     Receivable due from Distributor                                      --              50,000
Prepaid Assets                                                        30,291              43,070
                                                              --------------    ----------------

         Total Assets                                            146,590,623         148,202,687
                                                              --------------    ----------------

LIABILITIES:

Management Fees Payable                                              712,339           1,377,259
Administration and Shareholder Servicing Fees Payable                157,468             249,241
Board of Managers' Fees Payable                                       29,753              45,000
Offering Costs Payable                                                    --              93,880
Accrued Expenses and Other Payables                                   19,666              16,529
                                                              --------------    ----------------

         Total Liabilities                                           919,226           1,781,909
                                                              --------------    ----------------

NET ASSETS                                                    $  145,671,397    $    146,420,778
                                                              ==============    ================

NET ASSETS consist of:

Accumulated Undistributed Net Investment Income/(Loss)        $     (333,611)   $        343,692
Accumulated Net Realized Gain on Investments                           7,363               6,599
Net Unrealized (Depreciation) on Investments                        (139,137)            (66,295)
Paid in Capital                                                  146,136,782         146,136,782
                                                              --------------    ----------------

         Total Net Assets                                     $  145,671,397    $    146,420,778
                                                              ==============    ================

Units of Membership Interest Outstanding                             295,210             295,210
                                                              --------------    ----------------

NET ASSET VALUE PER UNIT                                      $       493.45    $         495.99
                                                              ==============    ================


                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Operations (Unaudited)

                                                                     Six Months Ended
                                                                         April 30,
                                                                 2002                2001
                                                            --------------      --------------
INVESTMENT INCOME:

Interest Income                                             $      988,746      $      307,671

                                                            --------------      --------------
         Total Income                                              988,746            307, 671
                                                            --------------      --------------

EXPENSES:

Management Fees                                                  1,450,460                  --
Professional Fees                                                  142,464                  --
Organizational Expenses (Note 4)                                   (93,880)                 --
Administration Fees                                                 80,148                  --
Board of Managers' Fees                                             52,753                  --
Custodian Fees                                                       8,926                  --
Miscellaneous                                                       12,398                  --
Insurance                                                           12,780                  --
                                                            --------------      --------------
         Total Expenses                                          1,666,049                  --

NET INVESTMENT (LOSS)                                             (677,303)           307, 671
                                                            --------------      --------------

REALIZED AND UNREALIZED GAIN/
  (LOSS) ON INVESTMENTS

Net Realized Gain on Security Transactions                             764                  --

Change in Unrealized (Depreciation) on Investments                 (72,842)             (1,998)
                                                            --------------      --------------

NET REALIZED AND UNREALIZED
  (LOSS) ON INVESTMENTS                                            (72,078)             (1,998)
                                                            --------------      --------------

NET INCREASE (DECREASE) IN NET

   ASSETS RESULTING FROM OPERATIONS                         $     (749,381)     $      305,673
                                                            ==============      ==============

                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Changes in Net Assets (Unaudited)

                                                                        Six Months Ended
                                                                            April 30,

                                                                     2002              2001
                                                                ---------------   ---------------
OPERATIONS:

Net Investment Income/(Loss)                                    $      (677,303)  $       307,671
Net Realized Gain on Investments                                            764                --
Change in Unrealized
  (Depreciation) on Investments                                         (72,842)           (1,998)
                                                                ---------------   ---------------
Net Increase/(Decrease) in Net Assets
  Resulting from Operations                                            (749,381)          305,673

MEMBERSHIP INTEREST TRANACTIONS:

Proceeds from units of membership interest sold                              --       122,332,300

DISTRIBUTION TO SHAREHOLDERS FROM:

Net Investment Income                                                        --                --
Net Realized Gain on Investments                                             --                --
                                                                ---------------   ---------------
NET  INCREASE/(DECREASE) IN NET ASSETS                                 (749,381)      122,637,973

NET ASSETS:

Beginning of Period                                                 146,420,778               500
                                                                ---------------   ---------------
End of Period                                                   $   145,671,397   $   122,638,473
                                                                ===============   ===============

                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Cash Flows (Unaudited)

                                                                 Six Months Ended
                                                                     April 30,
                                                              2002              2001
                                                          -------------    -------------
CASH FLOWS FROM INVESTING AND
  OPERATING ACTIVITIES:
Proceeds from investments sold                            $         764    $          --
Change in short term investments                             25,824,595     (119,681,016)
Securities purchased                                        (30,076,827)              --
Income received                                               1,034,298          307,671
Expenses paid                                                (2,515,952)        (174,267)
                                                          -------------    -------------
Net Cash Used for Investing and Operating Activities         (5,733,122)    (119,547,612)
                                                          -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Capital Contributions                                                --      122,332,300
                                                          -------------    -------------
Net Increase/(Decrease) in Cash                              (5,733,122)       2,784,688
                                                          -------------    -------------
CASH AT BEGINNING OF PERIOD                                   8,433,122              500
                                                          -------------    -------------
CASH AT END OF PERIOD                                     $   2,700,000    $   2,785,188
                                                          =============    =============

                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Financial Highlights (Unaudited)

Per Unit Operating Performance:  (1)

                                                          April 30, 2002     October 31, 2001
                                                         ---------------    -----------------
NET ASSET VALUE, BEGINNING OF PERIOD                         $  495.99          $  500.00
Deduction of Offering Cost from Contributions                       --              (4.97)

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Income (Loss)                                     (2.29)              2.81
Net Realized and Unrealized (Loss) on InvestmentS                (0.25)             (0.20)
                                                             ---------          ---------

      Total from Investment Operations                           (2.54)              2.61
                                                             ---------          ---------

DISTRIBUTIONS:

From Investment Income                                              --              (1.65)
                                                             ---------          ---------

      Total Distributions                                           --              (1.65)
                                                             ---------          ---------


NET ASSET VALUE, END OF PERIOD                               $  493.45          $  495.99
                                                             =========          =========

TOTAL NET ASSET VALUE RETURN (3)                                 (0.51)%             0.52%
                                                             =========          =========

Ratios and supplemental data:
Net Assets, End of Period (000's)                            $ 145,671          $ 146,421
 Ratios to Average Net Assets (2)
     Gross Expenses                                               2.28%              1.35%
     Net Expenses                                                 2.28%              1.32%
     Net Investment Income (Loss)                                (0.93)%             0.58%
     Turnover (3)                                                 0.00%              0.00%


(1) Selected data for a unit of membership interest outstanding throughout the period
(2)  Annualized
(3)  Non-annualized

                       See Notes to Financial Statements.

                       Excelsior Venture Partners III, LLC

                    Notes to Financial Statements (Unaudited)

Note 1 -- Significant Accounting Policies

     Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a business development company under the Investment Company Act of 1940, as amended. The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. As of April 30, 2002 the Company had sold 295,210 units via a public offering which closed on May 11, 2001. The duration of the Company is ten years (subject to two, two-year extensions) from the final subscription closing, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

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

          At April 30, 2002, market quotations were not readily available for securities valued at $54,903,119. Such securities were valued by the Investment Advisers (as hereinafter defined), under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

     D. Dividends to members:

          Dividends from net investment income and distributions from net realized capital gains, if any, will be declared and paid at least once a year. No dividends were paid during the six-month period ended April 30, 2002.

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

     As of April 30, 2002, Excelsior Venture Investors III, LLC had an investment in the Company of $92,476,971. This represents an ownership interest of 63.483% in the Company.

Note 3 -- Purchases and Sales of Securities:

     Excluding short-term investments, the Company had $30,076,827 in purchases and $0 in sales of securities for the six-month period ended April 30, 2002.

Note 4 -- Organization Fees

     The Company originally estimated organization fees totaling $154,976 which were expensed in the fiscal period ended October 31, 2001. As a result of the Company's final closing held on May 11, 2001, the Company was reimbursed for $50,000 in organizational expenses from the Distributor. Certain organizational expenses totaling $93,880 that were anticipated were ultimately never incurred. As a result, the Company is reversing $93,880 of organizational expense, as reflected in the Statement of Operations.

Note 5 -- Commitments

     As of April 30, 2002, the Company had outstanding investment commitments totaling $9,854,571.

Note 6 -- Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities.

The Company did not receive dividend or interest income from affiliated companies during the six-month period ended April 30, 2002. Transactions with companies, which are or were affiliates are as follows:

                                                                       Sale/Merger      Realized           Value
                                                                       -----------      --------           -----
Affiliate                                                Purchases       Proceeds     Gain (Loss)         (Note 1)
---------                                              -------------    ----------    ------------        --------
NanoOpto Corporation, Series A-1 Preferred ....         $  231,212             --             --         $ 2,231,212
                                                  -----------------------------------------------------------------------

Total .........................................         $  231,212             --             --         $ 2,231,212
                                                  =======================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Six-Month Period Ended April 30, 2002 as Compared to the Similar Period in 2001

     The Company's net asset value per unit of membership interest was $493.45 at April 30, 2002, a decrease of $2.54 per unit from the net asset value per unit of membership interest of $495.99 at October 31, 2001. This decrease is principally the result of operating expenses exceeding investment income during the period. During the period, the Company completed direct investments in Silverback Systems, Inc. and Tensys Medical, Inc. In addition, the Company completed a follow-on investment in NanoOpto Coporation. The Company also contributed capital to Advanced Technology Ventures VII, L.P., CHL Medical Partners II, L.P., Morgenthaler Venture Partners VII, L.P. and Prospect Venture Partners II, L.P., each a private equity fund. The Company's net asset value per common share was $501.25 at April 30, 2001, up $1.25 per unit of from the net asset value per common share of $500.00 at October 31, 2000.

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the six-month periods ended April 30, 2002 and 2001, the Company had a net realized gain on security transactions of $764 and $0, respectively. For the six-month periods ended April 30, 2002 and 2001, the Company had a net change in unrealized depreciation on investments of ($72,842) and ($1,998), respectively. The realized gains were principally the result of the Company's sale of short-term investments. The change in unrealized depreciation was principally the result of a decline in the value of private investment funds and short-term investments.

Investment Income and Expenses

     For the six-month period ended April 30, 2002, the Company had interest income of $988,746 and net operating expenses of $1,666,049, resulting in net investment loss of $677,303. In comparison, for the six-month period ended April 30, 2001, the Company had interest income of $307,671 and net operating expenses of $0 resulting in net investment gain of $307,671.

     U.S. Trust Company (the "Investment Adviser") and United States Trust Company of New York and U.S. Trust Company, N.A. (each an "Investment Sub-Adviser" and together with U.S. Trust Company, the "Investment Advisers") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the six-month periods ended April 30, 2002 and 2001, the Investment Adviser earned $1,450,460 and $0 in management fees, respectively.

Net Assets

     At April 30, 2002, the Company's net assets were $145,671,397, a decrease of $749,381 from net assets of $146,420,778 at October 31, 2001. The decrease was the result of a net investment loss, primarily due to management fees exceeding interest income for the six-month period ended April 30, 2002. The Company's net assets at April 30, 2001 were $122,638,473, up $122,637,973 from net assets of $500 at October 31, 2000. This is due to the commencement of the Company's operations on April 5, 2001 whereby proceeds from units of membership interest sold were received in connection with the Company's initial offering.

Liquidity and Capital Resources

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

     At April 30, 2002, the Company held $2,700,000 in cash and $143,855,885 in investments as compared to $8,433,122 in cash and $139,676,495 in investments at October 31, 2001. These changes from October 31, 2001 were due to purchases and sales of short-term investments made by the Company during the period in order to provide liquidity for the purchase of direct investments and private fund investments. In connection with the Company's total commitments to private funds in the amount of $11,000,000 since inception, the Company, through April 30, 2002, has contributed a total of $1,145,429.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Equity Price Risk

     The Company anticipates that a majority of its investment portfolio will consist of equity securities in private companies and private investment funds which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk. As of April 30, 2002, the Company held no investments in the equity securities of public companies.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         None.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         EXCELSIOR VENTURE PARTNERS III, LLC



Date: June 14, 2002                By:/s/ David I. Fann
                                      ------------------------------------------
                                          David I. Fann
                                          (Co-Principal Executive Officer)



Date: June 14, 2002                By:/s/ Douglas A. Lindgren
                                      -----------------------------------------
                                          Douglas A. Lindgren
                                          (Co-Principal Executive Officer)



Date: June 14, 2002                By:/s/ Brian F. Schmidt
                                      ------------------------------------------
                                          Brian F. Schmidt
                                          (Principal Financial and Accounting
                                          Officer)