Form 10-Q
period 2002-07-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2002-09-13
CIK 1103076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended July 31, 2002
                                    --------------------------------------------

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from                   to
                                    -----------------    -----------------------

                        Commission file number 000-29665
                                               ---------------------

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                       EXCELSIOR VENTURE PARTNERS III, LLC

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause Excelsior Venture Partners III, LLC's (the "Company's") actual results to differ from future performance suggested herein.

             INDEX                                                      PAGE NO.
             -----                                                      --------
PART I.      FINANCIAL INFORMATION

  Item 1.    Financial Statements.                                           1

             Portfolio of Investments as of July 31, 2002.                   1

             Statement of Assets and Liabilities at July 31, 2002 and
             October 31, 2001.                                               3

             Statement of Operations for the nine-month periods ended
             July 31, 2002 and July 31, 2001.                                4

             Statement of Changes in Net Assets for the nine-month
             periods ended July 31, 2002 and July 31, 2001.                  5

             Statement of Cash Flows for the nine-month periods ended
             July 31, 2002 and July 31, 2001.                                6

             Financial Highlights at July 31, 2002 and October 31, 2001.     7

             Notes to Financial Statements.                                  8

  Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of perations.                                      11

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk.    12

PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.                                             12

  Item 2.    Changes in Securities and Use of Proceeds.                     12

  Item 3.    Defaults Upon Senior Securities.                               12

  Item 4.    Submission of Matters to a Vote of Security Holders.           12

  Item 5.    Other Information.                                             12

  Item 6.    Exhibits and Reports on Form 8-K.                              13

SIGNATURES                                                                  14

CERTIFICATIONS                                                              14

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                    July 31, 2002
                                             ------------------------
PORTFOLIO STRUCTURE
-------------------

    SHORT-TERM INVESTMENTS:

         U.S. GOVERNMENT OBLIGATIONS         $ 82,945,451      58.16%
         INVESTMENT COMPANIES                   4,489,268       3.15%

    PRIVATE COMPANIES                          54,396,825      38.14%
    PRIVATE INVESTMENT FUNDS                    1,188,755       0.83%
                                             ------------     -------

    TOTAL INVESTMENTS                         143,020,299     100.28%
      OTHER ASSETS & LIABILITIES (NET)           (393,328)     (0.28)%
                                             ------------     ------

    NET ASSETS                               $142,626,971     100.00%
                                             ============     ======

                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                             July 31, 2002
                                                                                      ---------------------------
  Principal                                                                           Acquisition               Value
Amount/Shares                                                                          Date ##                (Note 1)
-------------                                                                          --------               --------
    U.S. GOVERNMENT OBLIGATIONS - 58.16%
       $83,000,000      U.S. Treasury Bill
                        1.69%, 8/15/02                                                               $       82,945,451
                                                                                                     ------------------
        Total - U.S. Government Obligations (Cost $82,945,451)                                               82,945,451
                                                                                                     ------------------
    PRIVATE COMPANIES**, #, @ -- 38.14%
           647,948      Adeza Biomedical Corporation, Series 5 Preferred                  09/01               3,000,000
         2,419,355      Ancile Pharmaceuticals, Inc., Series D Preferred                  11/01               3,000,000
        44,247,788      Cenquest, Inc., Series 1 Preferred                                07/01               2,000,000
         2,333,333      Ethertronics, Inc., Series B Preferred                            06/01               3,500,000
         1,879,699      Genoptix, Inc., Series B Preferred                                12/01               2,500,000
         4,330,504      LightConnect, Inc., Series B Preferred                            07/01               2,500,000
         4,374,256      LogicLibrary, Inc., Series A Preferred                            01/02               2,000,000
        15,739,638      MIDAS Vision Systems, Inc., Series C Preferred                    12/01               4,000,000
         7,089,552      Monterey Design Systems, Inc., Series 1 Preferred                 12/01               4,750,000
           956,234      NanoOpto Corporation, Series A-1 Preferred                     10/01&3/02             2,231,211
         1,538,461      NetLogic Microsystems, Inc., Series D Preferred                    8/01               5,000,000
         5,333,333      OpVista, Inc., Series B Preferred                                 07/01               4,000,000
         6,000,000      Pilot Software Acquisition Corp., Series A Preferred               5/02               3,000,000
           517,260      Senomyx, Inc., Series E Preferred                                 11/01               1,500,000
         2,211,898      Silverback Systems, Inc., Series B Preferred                      02/02               1,415,614
         4,166,667      Tensys Medical, Inc., Series C Preferred                          03/02               5,000,000
         3,096,551      Virtual Silicon Technology, Inc., Series C Preferred              12/01               5,000,000
                                                                                                     ------------------
         Total - Private Companies (Cost $56,896,827)                                                        54,396,825
                                                                                                     ------------------

    PRIVATE INVESTMENT FUNDS/**/, /#/ -- 0.83%
                        Advanced Technology Ventures VII, L.P.                        08/01-03/02               176,926
                        CHL Medical Partners II, L.P.                                 01/02-06/02               177,094
                        Morgenthaler Partners VII, L.P.                               07/01-04/02               416,554
                        Prospect Venture Partners II, L.P.                            06/01-06/02               418,181
                                                                                                     ------------------
         Total - Private Investment Funds (Cost $1,375,428)                                                   1,188,755
                                                                                                     ------------------
    INVESTMENT COMPANIES - 3.15%
         4,489,268      Dreyfus Government Cash Management Account                                            4,489,268
                                                                                                     ------------------
         Total - Investment Companies (Cost $4,489,268)

    TOTAL INVESTMENTS (Cost $145,706,974*) - 100.28%                                                        143,020,299
    OTHER ASSETS & LIABILITIES (NET) - (0.28)%                                                                 (393,328)
                                                                                                     ------------------
    NET ASSETS - 100.00%                                                                             $      142,626,971
                                                                                                     ------------------

*    Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between June 1, 2001 and July 31, 2002. Total cost of restricted securities at July 31, 2002 aggregated $58,272,255. Total market value of restricted securities owned at July 31, 2002 was $55,585,580 or 38.97% of net assets.
#    Non-income producing securities.
##   Required disclosure for restricted securities only.
@ At July 31, 2002 the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at July 31, 2002 was $54,396,825.

                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Assets and Liabilities
--------------------------------------------------------------------------------

                                                        July 31, 2002         October 31, 2001
                                                        -------------         ----------------
                                                         (Unaudited)
ASSETS:

Investment Securities, at Cost                          $145,706,974           $139,742,790
                                                        ============           ============

Investment Securities, at Value                         $143,020,299           $139,676,495

Cash and Cash Equivalents                                    628,571              8,433,122
Receivables:
     Interest                                                  7,833                     --
     Other Receivables                                         1,271                     --
     Receivable due from Distributor                              --                 50,000
Prepaid Assets                                                30,200                 43,070
                                                        ------------           ------------
         Total Assets                                    143,688,174            148,202,687
                                                        ------------           ------------

LIABILITIES:

Management Fees Payable                                      734,343              1,377,259
Administration and Professional Fees Payable                 254,013                249,241
Board of Managers' Fees Payable                               44,876                 45,000
Offering Costs Payable                                            --                 93,880
Accrued Expenses and Other Payables                           27,971                 16,529
                                                        ------------           ------------
         Total Liabilities                                 1,061,203              1,781,909
                                                        ------------           ------------
NET ASSETS                                              $142,626,971           $146,420,778
                                                        ============           ============

NET ASSETS consist of:

Accumulated Undistributed Net Investment Income/(Loss)  $   (830,499)          $    343,692
Accumulated Net Realized Gain on Investments                   7,363                  6,599
Net Unrealized Depreciation on Investments                (2,686,675)               (66,295)
Paid in Capital                                          146,136,782            146,136,782
                                                        ------------           ------------
         Total Net Assets                               $142,626,971           $146,420,778
                                                        ============           ============

Units of Membership Interest Outstanding                     295,210                295,210
                                                        ------------           ------------

NET ASSET VALUE PER UNIT                                $     483.14           $     495.99
                                                        ============           ============


                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                                (April 5, 2001
                                                                                 Commencement
                                                                                of Operations)
                                                     Nine Months Ended            to July 31,
                                                      July 31, 2002                   2001
                                                     -----------------          --------------
INVESTMENT INCOME:
Interest Income                                         $  1,371,465           $   1,717,849
                                                        ------------           -------------
         Total Income                                      1,371,465               1,717,849
                                                        ------------           -------------

EXPENSES:
Management Fees                                            2,184,803                 630,860
Professional Fees                                            214,661                  77,327
Organizational Expenses (Note 4)                             (93,880)                 20,172
Administration Fees                                          120,755                  34,705
Board of Managers' Fees                                       67,876                  15,130
Custodian Fees                                                13,463                      --
Miscellaneous                                                 18,702                  13,269
Insurance                                                     19,276                      --
                                                        ------------           -------------
         Total Expenses                                    2,545,656                 791,463
NET INVESTMENT INCOME/(LOSS)                              (1,174,191)                926,386
                                                        ------------           -------------


REALIZED AND UNREALIZED GAIN/
  LOSS ON INVESTMENTS

Net Realized Gain on Security Transactions                       764                   6,562
Change in Unrealized Depreciation on Investments          (2,620,380)                 (9,973)
                                                        ------------           -------------

NET REALIZED AND UNREALIZED
  LOSS ON INVESTMENTS                                     (2,619,616)                 (3,411)
                                                        ------------           -------------

NET INCREASE/DECREASE IN NET
   ASSETS RESULTING FROM OPERATIONS                     $ (3,793,807)          $     922,975
                                                        ============           =============

                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Changes in Net Assets (Unaudited)
--------------------------------------------------------------------------------

                                                                                (April 5, 2001
                                                                                 Commencement
                                                                                of Operations)
                                                     Nine Months Ended            to July 31,
                                                      July 31, 2002                   2001
                                                     -----------------          --------------
OPERATIONS:

Net Investment Income/(Loss)                            $ (1,174,191)            $    926,386
Net Realized Gain on Investments                                 764                    6,562
Change in Unrealized Depreciation on Investments          (2,620,380)                  (9,973)
                                                        ------------             ------------
Net Increase/(Decrease) in Net Assets
  Resulting from Operations                               (3,793,807)                 922,975

MEMBERSHIP INTEREST TRANACTIONS:

Proceeds from units of membership interest sold                   --
                                                                                  147,604,500



DISTRIBUTION TO SHAREHOLDERS FROM:

Net Investment Income                                             --                       --
Net Realized Gain on Investments                                  --                 (487,151)
                                                        ------------             ------------
NET  INCREASE/(DECREASE) IN NET ASSETS                    (3,793,807)             148,040,324

NET ASSETS:

Beginning of Period                                      146,420,778                      500
                                                        ------------             ------------

End of Period                                           $142,626,971             $148,040,824
                                                        ============             ============

                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                (April 5, 2001
                                                                                 Commencement
                                                                                of Operations)
                                                     Nine Months Ended            to July 31,
                                                      July 31, 2002                   2001
                                                     -----------------          --------------
CASH FLOWS FROM INVESTING AND
  OPERATING ACTIVITIES:
Gain from investments sold                              $        764           $       6,562
Change in short term investments                          27,342,642            (124,468,232)
Securities purchased                                     (33,306,827)            (14,800,429)
Income received                                            1,412,452               1,717,849
Expenses paid                                             (3,253,582)               (387,691)
                                                        ------------           -------------
Net Cash Used for Investing and Operating Activities      (7,804,551)           (137,931,941)
                                                        ------------           -------------


CASH FLOWS FROM FINANCING
  ACTIVITIES:

Capital Contributions                                             --             147,604,500
Distributions                                                     --                (487,151)
                                                        ------------           -------------
Net Increase/(Decrease) in Cash                           (7,804,551)              9,185,408
                                                        ------------           -------------

CASH AT BEGINNING OF PERIOD                                8,433,122                     500
                                                        ============           =============

CASH AT END OF PERIOD                                   $    628,571           $   9,185,908
                                                        ============           =============


                       See Notes to Financial Statements.

Excelsior Venture Partners III, LLC
Financial Highlights (Unaudited)
--------------------------------------------------------------------------------

Per Unit Operating Performance: (1) 1#


                                                                              (April 5, 2001
                                                                                Commencement
                                                       Nine Months Ended     of Operations) to
                                                         July 31, 2002        October 31, 2001
                                                         -------------        ----------------
NET ASSET VALUE, BEGINNING OF PERIOD                    $        495.99       $        500.00
Deduction of Offering Cost from Contributions                        --                 (4.97)

INCOME FROM INVESTMENT OPERATIONS:
Net Investment Income/(Loss)                                      (3.98)                 2.81
Net Realized and Unrealized Loss on Investments                   (8.87)                (0.20)
                                                        ---------------       ---------------
      Total from Investment Operations                           (12.85)                 2.61
                                                        ---------------       ---------------

DISTRIBUTIONS:

From Investment Income                                               --                 (1.65)
                                                        ---------------       ---------------
      Total Distributions                                            --                 (1.65)
                                                        ---------------       ---------------

NET ASSET VALUE, END OF PERIOD                          $        483.14       $        495.99
                                                        ===============       ===============

TOTAL NET ASSET VALUE RETURN (3)                                  (2.59)%                0.52%
                                                        ===============       ===============

Ratios and supplemental data:
Net Assets, End of Period (000's)                       $       142,627       $       146,421
 Ratios to Average Net Assets (2)
     Gross Expenses                                                2.42%                 1.35%
     Net Expenses                                                  2.34%                 1.32%
     Net Investment Income (Loss)                                 (1.08)%                0.58%
 Portfolio Turnover (3)                                            0.00%                 0.00%

(1) Selected data for a unit of membership interest outstanding throughout the period
(2)  Annualized
(3)  Non-annualized

                       See Notes to Financial Statements.

                       Excelsior Venture Partners III, LLC

                    Notes to Financial Statements (Unaudited)

Note 1 -- Significant Accounting Policies

     Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company, which has elected to be treated as a business development company or "BDC" under the Investment Company Act of 1940, as amended. The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. The duration of the Company is ten years (subject to two, two-year extensions) from the final subscription closing, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

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

          At July 31, 2002, market quotations were not readily available for securities valued at $55,585,580. Such securities were valued by the Investment Advisers, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

     D. Dividends to members:

          The Company will distribute all cash that the Investment Adviser does not expect to use in the operation of the Company. Due to the nature of the Company's investments, investors should not expect distributions of cash or property during the first several years of the Company's operations.

     E. Other:

          The Company treats all highly-liquid financial instruments that mature within three months as cash equivalents.

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     U.S. Trust Company serves as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company, N.A. serve as Investment Sub-Advisers to the Company pursuant to Investment Sub-Advisory Agreements with U.S. Trust Company and the Company. In return for its services and expenses which U.S. Trust Company assumes under the Investment Advisory Agreement, the Company will pay U.S. Trust Company, on a quarterly basis, a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the first closing date and 1.00% of net assets thereafter. Pursuant to the Investment Sub-Advisory Agreements, U.S. Trust Company pays investment management fees to U.S. Trust NY and U.S. Trust Company, N.A.

     In addition to the management fee, U.S. Trust Company is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company's cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current net unrealized capital depreciation on all of the Company's investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/ or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year.

     On December 20, 2001, the Board of Managers approved an Investment Sub-Advisory Agreement, substantially similar to those currently in effect, among the Company, U.S. Trust Company and U.S. Trust Company, N.A. Prior to December 21, 2001, the effective date of the Agreement, U.S. Trust NY served as the sole Investment Sub-Adviser to the Company.

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

     Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC Inc. ("PFPC"), an indirect wholly-owned subsidiary of PNC Bank N.A., as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company's custodian. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $15,000 for taxation services and (iii) reimburses PFPC for out-of-pocket expenses.

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

     As of July 31, 2002, Excelsior Venture Investors III, LLC had an investment in the Company of $90,544,284. This represents an ownership interest of 63.483% in the Company.

Note 3 -- Purchases and Sales of Securities:

     Excluding short-term investments, the Company had $33,306,827 in purchases and $0 in sales of securities for the nine-month period ended July 31, 2002. Excluding short-term investments, the Company had $14,800,429 in purchases and $0 in sales of securities for the nine-month period ended July 31, 2001.

Note 4 -- Organization Fees

     The Company originally estimated organization fees totaling $154,976, which were expensed in the fiscal period ended October 31, 2001. As a result of the Company's final closing held on May 11, 2001, the Company was reimbursed for $50,000 in organizational expenses from the Distributor. Certain organizational expenses totaling $93,880 that were anticipated were ultimately never incurred. As a result, the Company reversed $93,880 of organizational expense, as reflected in the Statement of Operations.

Note 5 -- Commitments

     As of July 31, 2002, the Company had outstanding investment commitments totaling $9,624,571.

Note 6 -- Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the nine-month period ended July 31, 2002. Transactions with companies, which are or were affiliates, are as follows:


                                                                   Sale/Merger       Realized           Value
Affiliate                                             Purchases     Proceeds        Gain (Loss)         (Note 1)
---------                                             ---------     --------        -----------         --------
NanoOpto Corporation, Series A-1 Preferred            $ 231,212           --                 --       $ 2,231,211
                                                      ---------   -------------    --------------    ------------
Total                                                 $ 231,212           --                 --       $ 2,231,211
                                                      =========   =============    ==============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Nine-Month Period Ended July 31, 2002 as Compared to the Similar Period in 2001

         The Company's net asset value per unit of membership interest was $483.14 at July 31, 2002, a decrease of $12.85 per unit from the net asset value per unit of membership interest of $495.99 at October 31, 2001. This decrease is principally the result of (i) a $2,500,000 write-down of LightConnect, Inc., a private company investment, during the period and (ii) operating expenses exceeding investment income during the period primarily due to a decline in net investment income and the management fee accrual. During the period, the Company completed a direct investment in Pilot Software Acquisition Corp.'s Series A Preferred Stock. The Company also contributed capital to CHL Medical Partners II, L.P. and Prospect Venture Partners II, L.P., each a private equity fund. The Company's net asset value per unit was $501.48 at July 31, 2001, up $1.48 per unit from the net asset value per unit of $500.00 at October 31, 2000 due to an increase in net investment income.

Realized and Unrealized Gains and Losses from Portfolio Investments
-------------------------------------------------------------------

         For the nine-month periods ended July 31, 2002 and 2001, the Company had a net realized gain on security transactions of $764 and $6,562, respectively. For the nine-month periods ended July 31, 2002 and 2001, the Company had a net change in unrealized depreciation on investments of ($2,620,380) and ($9,973), respectively. The realized gains were principally the result of the Company's sale of short-term investments during these periods. The change in unrealized depreciation was principally the result of a decline in the value of LightConnect, Inc., a private company investment.

Investment Income and Expenses
------------------------------

         For the nine-month period ended July 31, 2002, the Company had interest income of $1,371,465 and net operating expenses of $2,545,656, resulting in net investment loss of $1,174,191. In comparison, for the similar period ended July 31, 2001, the Company had interest income of $1,717,849 and net operating expenses of $791,463, resulting in net investment income of $926,386. This decrease in net investment income resulted from the negative impact of the decline in short-term interest rates, coupled with an increase in management fees during the period.

         U.S. Trust Company (the "Investment Adviser") and United States Trust Company of New York and U.S. Trust Company, N.A. (each an "Investment Sub-Adviser" and together with U.S. Trust Company, the "Investment Advisers") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the nine-month periods ended July 31, 2002 and 2001, the Investment Advisers earned $2,184,803 and $630,860 in management fees, respectively. Whereas management fees accrued through July 31, 2002 represent nine months of expense accrual, fees accrued through July 31, 2001 represent management fees incurred from the Company's final closing date of May 11, 2001 through July 31, 2001, approximately three months of expense accrual.

Net Assets
----------

         At July 31, 2002, the Company's net assets were $142,626,971, a decrease of $3,793,807 from net assets of $146,420,778 at October 31, 2001. The decrease was primarily the result of (i) an unrealized loss due to the $2,500,000 write-down of LightConnect, Inc., a private company investment and
(ii) a net investment loss, primarily due to management fees exceeding interest income earned for the nine-month period ended July 31, 2002. The Company's net assets at July 31, 2001 were $148,040,824, up $148,040,324 from net assets of $500 at October 31, 2000. This is due to the commencement of the Company's operations on April 5, 2001 whereby proceeds from units of membership interest sold were received in connection with the Company's offering period, which closed on May 11, 2001.

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

         At July 31, 2002, the Company held $628,571 in cash and $143,020,299 in investments as compared to $8,433,122 in cash and $139,676,495 in investments at October 31, 2001. These changes from October 31, 2001 were due to purchases and sales of short-term investments made by the Company during the period in order to provide liquidity for the purchase of direct investments and private fund investments. In connection with the Company's total commitments to private funds in the amount of $11,000,000 since inception, the Company, through July 31, 2002, has contributed a total of $1,375,429.


Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Equity Price Risk

         The Company anticipates that a majority of its investment portfolio will consist of equity securities in private companies and private investment funds, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. As of July 31, 2002, the Company held no investments in the equity securities of public companies.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

(b)      Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            EXCELSIOR VENTURE PARTNERS III, LLC


Date:  September 13, 2002                   By: /s/ David I. Fann
                                                --------------------------------
                                                David I. Fann
                                                Co-Chief Executive Officer

Date:  September 13, 2002                   By: /s/ Douglas A. Lindgren
                                                --------------------------------
                                                Douglas A. Lindgren
                                                Co-Chief Executive Officer

Date:  September 13, 2002                   By: /s/ Brian F. Schmidt
                                                --------------------------------
                                                Brian F. Schmidt
                                                Chief Financial Officer
                                                (Principal Financial Officer)


                                 CERTIFICATIONS


I, David I. Fann, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Excelsior Venture Partners III, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
                                            /s/ David I. Fann
                                            ----------------------------------
                                            Name:  David I. Fann
                                            Title:  Co-Chief Executive Officer

I, Douglas A. Lindgren, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Excelsior Venture Partners III, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002
                                            /s/ Douglas A. Lindgren
                                            -----------------------------------
                                            Name:  Douglas A. Lindgren
                                            Title:  Co-Chief Executive Officer

I, Brian F. Schmidt, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Excelsior Venture Partners III, LLC;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 13, 2002


                                            /s/ Brian F. Schmidt
                                            -----------------------------------
                                            Name:  Brian F. Schmidt
                                            Title:  Chief Financial Officer
                                            (Principal Financial Officer)