Form 10-K
period 2002-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2003-01-29
CIK 1103076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the fiscal year ended October 31, 2002

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other market.

                                TABLE OF CONTENTS

                                                                                        Form 10-K
Item No.                                                                               Report Page
--------                                                                               -----------

                                            PART I

   1.    Business                                                                            1
   2.    Properties                                                                          4
   3.    Legal Proceedings                                                                   4
   4.    Submission of Matters to a Vote of Security Holders                                 5

                                            PART II

   5.    Market for Registrant's Common Equity and Related Stockholder Matters               5
   6.    Selected Financial Data                                                             5
   7.    Management's Discussion and Analysis of Financial Condition and Results of
         Operations                                                                          5
   7A.   Quantitative and Qualitative Disclosures About Market Risk                          7
   8.    Financial Statements and Supplementary Data                                         7
   9.    Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure                                                                         19

                                           PART III

   10.   Managers and Executive Officers of the Registrant                                  19
   11.   Executive Compensation                                                             22
   12.   Security Ownership of Certain Beneficial Owners and Management                     23
   13.   Certain Relationships and Related Transactions                                     23
   14.   Controls and Procedures                                                            23

                                            PART IV

   15.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                   24

                     FACTORS THAT MAY AFFECT FUTURE RESULTS

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

                                     PART I

ITEM 1.     BUSINESS.

Overview

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

       United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust-New York Fund Advisers Division (the "Investment Sub-Advisor") and U.S. Trust Company, acting through its registered investment advisory division, U.S. Trust-Connecticut Fund Advisers Division (the "Investment Advisor") (together, the "Investment Advisers") provide investment management services to the Company pursuant to an investment advisory agreement dated September 8, 2000 and an investment sub-advisory agreement dated September 8, 2000 (together the "Investment Agreements"). The Investment Advisers are subsidiaries of U.S. Trust Corporation. On May 31, 2000, U.S. Trust Corporation became an indirect wholly owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Investment Advisers. The Investment Advisers are responsible for performing the management and administrative services necessary for the operation of the Company.

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

Portfolio Investments

Investments Held -- Private

      The Company's portfolio consists of the following direct private company investments.

  o Adeza Biomedical Corporation, Sunnyvale, CA, develops, manufactures, and markets diagnostic products and services for women's reproductive healthcare. Adeza's primary focus is on proprietary tests and services for the diagnosis of pregnancy-related and female reproductive disorders including premature and late birth, preeclampsia, endometriosis, and infertility. The Fund invested $3 million in Adeza. Enterprise Partners and Asset Management are also investors in Adeza.

  o Ancile Pharmaceuticals, Inc., San Diego, CA, is a specialized pharmaceutical company focusing on the development and commercialization of prescription botanical drugs for major chronic disease conditions with significant unmet needs. Ancile is capitalizing on recent changes in the U.S. and European regulatory environment to obtain botanical drug approvals several years more quickly and at much less cost than conventional drugs based upon new chemical entities. The Fund invested $3.6 million in Ancile. Morgenthaler Venture Partners and Domain Associates are also investors in the company.

  o Archemix Corporation, Cambridge, MA, seeks to discover aptamer-based therapeutics and to develop sensor technologies that accelerate the process of drug discovery and development. Both of these technologies derive from Archemix's proprietary selected nucleic acid technology. The Fund invested $.6 million in the company. Schroder Ventures Life Sciences, Atlas Venture, Prospect Venture Partners, Care Capital, MDS Capital, and POSCO Bio Venture also invested in Archemix.

  o Ethertronics, Inc., San Diego, CA, develops and manufactures embedded antennas for personal mobile devices. Its internal antenna technologies significantly enhance the signal quality, increase the range, and help extend the battery life of mobile devices. Embedded antennas are used by mobile phone, PDA, laptop, GPS, Bluetooth and Wireless LAN device manufacturers. The Fund initially invested $3.5 million in Ethertronics and invested an additional $1.2 million in the company this year. Sevin Rosen is a co-investor in Ethertronics.

  o Genoptix, Inc., San Diego, CA, is designing and developing the first laser-based platform for analyzing, sorting and manipulating living cells without the need for any dyes or labels. The Fund invested $2.5 million in Genoptix. Other investors include Alliance Technology Ventures, Enterprise Partners, Lotus Biosciences Investment Holdings, Mitsubishi Corporation and Tullis-Dickerson & Co., Inc.

  o LightConnect, Inc., Newark, CA, designs and manufactures MEMS (micro electro-mechanical systems) components for optical networks. LightConnect's product is meeting the need for configurability in optical networks by enabling rapid dynamic bandwidth and circuit provisioning. The Fund invested $5 million in LightConnect. The other investors in LightConnect are Sevin Rosen, Incubic, Morgenthaler and US Venture Partners.

  o LogicLibrary, Inc., Pittsburgh, PA, is a provider of software and services that help enterprises develop better software applications and integrate them faster. The company's patent-pending technology provides software development organizations with comprehensive, intuitive tools for effectively and efficiently capturing, understanding, leveraging and managing their software development assets. The Fund invested $2 million in LogicLibrary. Birchmere Ventures, NovakBiddle Venture Partners, and The Future Fund also invested in the company.

  o MIDAS Vision Systems, Inc., Wrentham, MA, is a developer of automated optical inspection systems for advanced substrates and microelectronics packaging industries. The Fund invested $4 million in the company. North Atlantics Capital Corporation, PNC Technology Investors, and SpaceVest invested in MIDAS Vision.

  o Monterey Design Systems, Inc., Sunnyvale, CA, develops advanced physical design software solutions for the semiconductor industry. Leading semiconductor companies have adopted Monterey's products to dramatically increase their design productivity. The Fund invested $4.75 million in the company. Other investors include Sevin Rosen Funds, US Venture Partners, Rho Capital Partners, Vertex Partners, Information Technology Ventures and LSI Logic.

  o NanoOpto Corporation, Somerset, NJ, is a designer and manufacturer of integrated optical components using nano-manufacturing technology platforms. The company is replacing today's discrete, costly, space-hungry bulk optics with a coherent family of functional optical building blocks called Modular Nano-Optics. The Fund initially invested $2 million in NanoOpto and has followed on with an additional $231,000 investment. Bessemer Venture Partners, Morgenthaler and New Enterprise Associates are co-investors in NanoOpto.

  o NetLogic Microsystems, Inc., Mountain View, CA, defines, designs, and markets highly differentiated data plane solutions that enable the global infrastructure of networking and optical communications to achieve the highest performance and functionality. NetLogic also provides multi-processor search interfaces and software drivers that accelerate design and development of leading-edge networking equipment. The Fund invested $5 million in NetLogic Microsystems. Sevin Rosen is a co-investor in NetLogic Microsystems.

  o OpVista, Inc., Irvine, CA, develops, markets and manufactures Dense Wavelength Division Multiplexing (DWDM)-based optical networking equipment for deployment in long haul and regional metro networks. OpVista's ultra-DWDM products allow service providers to build flexible, scalable, and cost effective networks while seamlessly integrating legacy networks. The Fund invested $4 million in OpVista. Sevin Rosen and Incubic are investors in OpVista.

  o Pilot Software Acquisition Corporation, Fremont, CA, provides business analytics solutions that enable companies to measure and meet business performance objectives. The Fund invested $3 million in Pilot Software.

  o Senomyx, Inc., La Jolla, CA, seeks to be the leader in discovering new and improved proprietary flavor and fragrance molecules for use in a wide range of consumer products. The Fund invested $1.5 million in Senomyx. Other investors include Prospect Venture Partners, Rho Ventures, Merrill Lynch, Avalon Ventures, Domain Associates and Bay City Capital.

  o Silverback Systems, Inc., Campbell, CA, provides silicon and software solutions that enable IP-based storage area networks and data center systems. The Fund invested $1.4 million in Silverback. Other investors include J.P. Morgan Partners, Newbury Ventures, Pitango Venture Capital and Gemini Israel Funds.

  o Tensys Medical, Inc., San Diego, CA, is developing and commercializing the first practical, continuous, non-invasive arterial blood pressure monitoring system. The Fund invested $5 million in Tensys. Other investors include Crosspoint Venture Partners, Enterprise Partners, Versant Ventures and Sofinnova Ventures.

  o Virtual Silicon Technology, Inc., Sunnyvale, CA, is a supplier of semiconductor intellectual property and process technology to manufacturers and designers of sytems-on-chip. Virtual Silicon has licensed and delivered its Silicon Ready(R) library products to hundreds of customers including semiconductor manufacturers, foundries, ASSP designers, and systems developers. The Fund invested $5 million in the company. Infinity Capital, Walden International, Gemini Investors, Pacific Venture Group, and SCP Private Equity Partners are also investors in Virtual Silicon.

Investments Held -- Third-Party Investment Funds

      The Company considers the managers of its third-party investment funds to be experienced, value-added investors. Although the private funds are still in the early investment phase of their life cycle, the Company is optimistic the investments will generate attractive returns in the coming years.

  o Advanced Technology Ventures VII, L.P. ("ATV") is a $700 million fund targeting varied-stage information technology, communications and life sciences companies. As of September 30, 2002, ATV had eight investments in its portfolio. ATV has drawn 10% of the Fund's $3 million capital commitment.

  o CHL Medical Partners II, L.P. ("CHL") is a $125 million fund targeting start up and early-stage medical technology and life sciences companies. As of September 30, 2002, CHL has invested in five companies operating in the healthcare field. CHL has drawn 14% of the Fund's $2 million capital commitment.

  o Morgenthaler Venture Partners VII, L.P. ("Morgenthaler") is an $850 million fund targeting varied-stage information technology, communications, and health care companies. As of September 30, 2002, Morgenthaler's portfolio consists of twenty companies. Morgenthaler has drawn 20% of the Fund's $3 million to capital commitment.

  o Prospect Venture Partners II, L.P. ("Prospect") is a $500 million fund targeting varied-stage life sciences companies. As of September 30, 2002, Prospect has eight direct investments in its portfolio. Prospect has drawn 21% of the Fund's $3 million capital commitment.

      The Company closed on a commitment in fiscal 2002 to the following fund investment; capital has yet to be called.

  o Tallwood II, L.P. is a $180 million fund targeting early-stage information technology companies. The Fund committed $3 million to Tallwood II.

Investments Written Off

  o Cenquest, Inc., Portland, OR, is an intermediary provider of accredited business and management degree programs to large corporations. The Fund has written off its $2 million investment in Cenquest because of the company's diminishing prospects and its inability to secure additional financial support.

         For additional information concerning the Company's investments, see the financial statements beginning on page 9 of this report.

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

Employees

         At October 31, 2002, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Investment Advisers pursuant to the Investment Agreements.

ITEM 2.       PROPERTIES.

         The Company does not own or lease any physical properties.

ITEM 3.       LEGAL PROCEEDINGS.

         None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

       The Company has an unlimited number of no par value units authorized. As of October 31, 2002, 295,210 units of membership interest were issued and outstanding. There is no established public trading market for the Company's units of membership interest.

Dividends

       Fiscal Year Ended October 31, 2002. There were no dividends paid during fiscal year 2002.

       Fiscal Year Ended October 31, 2001. On May 17, 2001, the Company paid a dividend of $1.99 per unit of net investment income to holders of record on May 11, 2001.

       For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.       SELECTED FINANCIAL DATA.

       The information provided under Item 8 is incorporated herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

       At October 31, 2002, the Company held $0 in cash and $138,512,604 in investments as compared to $8,433,122 in cash and $139,676,495 in investments at October 31, 2001. At October 31, 2002, investments included $83,770,608 in short-term investments primarily consisting of U.S. Government agency obligations, $1,518,036 in private investment funds and $53,223,960 in private companies. At October 31, 2002, the Company had committed $14,000,000 to private investment funds and $12,199,571 of this commitment remains outstanding.

Results of Operations

Investment Income and Expenses

       For the fiscal year ended October 31, 2002, the Company had investment income of $1,742,304 from investments in short-term securities and net operating expenses of $3,401,295, resulting in a net investment loss of ($1,658,991) as compared to investment income of $2,729,924 and net operating expenses of $1,899,081, resulting in net investment income of $830,843 for the period ended October 31, 2001. The decline in investment income is due to a decline in interest earned on short-term securities as well as a decrease in the level of assets invested in short-term securities. Net operating expenses increased during fiscal 2002 and were primarily comprised of management fees paid to the Investment Advisers, legal fees and accounting and administration fees. For the fiscal year ended October 31, 2002, the Investment Advisers earned $2,881,830 in management fees, whereas for the period ended October 31, 2001, the Investment Advisers earned $1,377,259 in management fees. This variance is a result of the fact that the Company commenced operations on April 5, 2001 and therefore, management fees were not incurred for the entire period ended October 31, 2001. The Investment Advisers provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company. This fee is determined and payable quarterly.

Net Assets

         The Company's net asset value per unit was $469.14 at October 31, 2002, down ($26.85) per unit from the net asset value per unit of $495.99 at October 31, 2001. This decline in net asset value per unit is comprised of a net investment loss totaling ($1,658,991) or ($5.62) per unit and a net change in realized and unrealized depreciation on investments of ($6,266,772) or ($21.23) per unit.

         The net change in unrealized depreciation of ($21.23) per unit is due to the write-off of Cenquest, Inc. and the write-down of LightConnect, Inc., both private company investments, during the year. The Company's $2.0 million investment in Cenquest, Inc. was written off because of the company's diminishing prospects and its inability to secure additional financial support. A $4.1 million write-down was taken on LightConnect, Inc. due to a third party financing which was proposed in August 2002 and consummated in December 2002, effectively reducing the valuation of the company. The net investment loss of ($1,658,991) resulted from a decrease in income earned on the Company's short-term investments as well as an increase in operating expenses, mainly management fees paid to the Investment Adviser in the amount of $2,881,830.

         At October 31, 2001, the Company's net asset value per unit was $495.99, down ($4.01) per unit from $500.00 per unit at April 5, 2001, the point at which the Company commenced its operations. This decline was due, in large part, to a deduction of offering costs of ($4.97) per unit.

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the fiscal year ended October 31, 2002, the Company had a ($6,266,772) net realized and unrealized loss from investments, comprised of a $764 net realized gain on investments and a ($6,267,536) net change in unrealized depreciation of investments due to the Company's write-off of Cenquest, Inc. and write-down of LightConnect, Inc. For the fiscal year ended October 31, 2001, the Company had a ($59,696) net realized and unrealized loss from investments, comprised of a $6,599 net realized gain on investments and a ($66,295) net change in unrealized depreciation of investments. The net realized gain and net unrealized depreciation on investments for the fiscal year ended October 31, 2001 is due to short-term securities purchases and sales.

Application of Critical Accounting Policies

         Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 39.5% of the Company's net assets. During the fiscal year, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $6.3 million decrease in net asset value.

         The value for securities for which no public market exists is difficult to determine. Generally speaking, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

         Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors.

The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

         The valuation of the Company's private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Advisers, the Investment Advisers, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

         The Investment Advisers also make estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk

         The Company anticipates that a majority of its investment portfolio will consist of equity securities in private companies and private investment funds, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in public market prices. Thus, these equity securities are not subject to equity price risk. At October 31, 2002, the Company held no investments in the equity securities of public companies.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         Independent Auditors' Report

         Portfolio of Investments at October 31, 2002

         Statement of Assets and Liabilities at October 31, 2002 and October 31, 2001

         Statement of Operations for the year ended October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

         Statement of Changes in Net Assets for the year ended October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

         Statement of Cash Flows for the year ended October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

         Financial Highlights for the year ended October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

         Notes to Financial Statements

         Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Members and Board of Managers
Excelsior Venture Partners III, LLC

         We have audited the accompanying statements of assets and liabilities of Excelsior Venture Partners III, LLC (the "Fund") as of October 31, 2002 and 2001, including the portfolio of investments at October 31, 2002, and the related statements of operations, changes in net assets, cash flows and the financial highlights for the periods from April 5, 2001 (commencement of operations) to October 31, 2002. These financial statements and financial highlights are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included confirmation of securities owned as of October 31, 2002 and 2001 by correspondence with the custodian and brokers, or other appropriate auditing procedures where replies from brokers were not received. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC at October 31, 2002 and 2001, the results of its operations, changes in its net assets, its cash flows and the financial highlights for the periods from April 5, 2001 to October 31, 2002 in conformity with accounting principles generally accepted in the United States.


                                                    /s/ Ernst & Young LLP

New York, New York
December 17, 2002

Excelsior Venture Partners III, LLC
Portfolio of Investments
October 31, 2002

  Principal                                                                         Acquisition       Value
Amount/Shares                                                                          Date##        (Note 1)
--------------                                                                         ------        --------
U.S. GOVERNMENT AGENCY OBLIGATIONS -- 59.88%
$83,000,000   Federal National Mortgage Association Discount Note 1.69%,
              11/20/02 (Cost $82,925,969) .....................................                   $   82,925,969
                                                                                                  --------------

PRIVATE COMPANIES **, #, @ -- 38.43%
     647,948  Adeza Biomedical Corporation, Series 5 Preferred ................        09/01           3,000,000
   2,419,355  Ancile Pharmaceuticals, Inc., Series D Preferred ................        11/01           3,000,000
     600,000  Ancile Pharmaceuticals, Inc., Bridge Note 6% ....................        10/02             600,000
           1  Ancile Pharmaceuticals, Inc., Warrants ..........................        10/02                  --
     628,571  Archemix Corporation, Inc. ......................................        08/02             628,571
  44,247,788  Cenquest, Inc., Series 1 Preferred ..............................         7/01                  --
   3,099,999  Ethertronics, Inc., Series B Preferred ..........................     06/01&09/02        4,650,000
     115,000  Ethertronics, Inc., Warrants ....................................        09/02                  --
   1,879,699  Genoptix, Inc., Series B Preferred ..............................        12/01           2,500,000
   4,330,504  LightConnect, Inc., Series B Preferred ..........................         7/01             948,563
   4,374,256  LogicLibrary, Inc., Series A Preferred, .........................        01/02           2,000,000
  15,739,638  MIDAS Vision Systems, Inc., Series C Preferred, .................        12/01           4,000,000
   7,089,552  Monterey Design Systems, Inc., Series 1 Preferred, ..............        12/01           4,750,000
     956,234  NanoOpto Corporation, Series A-1 Preferred ......................     10/01&03/02        2,231,212
   1,538,461  NetLogic Microsystems, Inc., Series D Preferred .................        08/01           5,000,000
   5,333,333  OpVista, Inc., Series B Preferred ...............................        07/01           4,000,000
  15,000,000  Pilot Software Acquisition Corp., Series A Preferred ............        05/02           3,000,000
     517,260  Senomyx, Inc., Series E Preferred ...............................        11/01           1,500,000
   2,211,898  Silverback Systems, Inc., Series B Preferred ....................        02/02           1,415,614
   4,166,667  Tensys Medical, Inc., Series C Preferred ........................        03/02           5,000,000
   3,096,551  Virtual Silicon Technology, Inc., Series C Preferred ............        12/01           5,000,000
                                                                                                  --------------
             TOTAL -- PRIVATE COMPANIES (Cost $59,275,398) ....................                       53,223,960
                                                                                                  --------------

PRIVATE INVESTMENT FUNDS **, # -- 1.09%
              Advanced Technology Ventures VII, L.P ...........................     08/01-10/02          223,690
              CHL Medical Partners II, L.P ....................................     01/02-10/02          235,315
              Morgenthaler Venture Partners VII, L.P ..........................     07/01-09/02          531,191
              Prospect Venture Partners II, L.P. ..............................     06/01-10/02          527,840
                                                                                                  --------------
             TOTAL -- PRIVATE INVESTMENT FUNDS (Cost $1,800,429) ..............                        1,518,036
                                                                                                  --------------

INVESTMENT COMPANIES -- 0.61%
     844,639  Dreyfus Government Cash Management Fund Institutional Shares
              (Cost $844,639) .................................................                          844,639
                                                                                                  --------------

TOTAL INVESTMENTS (Cost $144,846,435*) ........................................          100.01%     138,512,604
OTHER ASSETS & LIABILITIES (NET) ..............................................           (0.01)         (17,589)
                                                                                   ------------   --------------
NET ASSETS ....................................................................          100.00%  $  138,495,015
                                                                                   ============   ==============

*    Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2002. Total cost of restricted securities at October 31, 2002 aggregated $61,075,827. Total market value of restricted securities owned at October 31, 2002 was $54,741,996 or 39.53% of net assets.
#    Non-income producing securities.
##   Required disclosure for restricted securities only.
@ At October 31, 2002 the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2002 was $53,223,960.

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Statement of Assets and Liabilities

                                                                                    October 31,
                                                                              2002              2001
                                                                              ----              ----
ASSETS:
     Investments, at market value (Cost $144,846,435 and
      139,742,790 respectively) (Note 1) ...........................     $ 138,512,604      $ 139,676,495
     Cash and cash equivalents .....................................                --          8,433,122
     Interest receivable ...........................................             1,933                 --
     Receivable due from distributor ...............................                --             50,000
     Other receivables .............................................           996,290                 --
     Prepaid insurance .............................................            64,783             43,070
                                                                         -------------      -------------
       Total Assets ................................................       139,575,610        148,202,687
                                                                         -------------      -------------

   LIABILITIES:
     Management fees payable (Note 2) ..............................           697,027          1,377,259
     Professional fees payable .....................................           202,991            221,430
     Board of Managers' fees payable (Note 2) ......................            60,000             45,000
     Administration fees payable (Note 2) ..........................            38,960             27,811
     Offering cost payable .........................................                --             93,880
     Other payables ................................................            81,617             16,529
                                                                         -------------      -------------
       Total Liabilities ...........................................         1,080,595          1,781,909
                                                                         -------------      -------------

   NET ASSETS ......................................................     $ 138,495,015      $ 146,420,778
                                                                         =============      =============

   NET ASSETS consist of:
     Paid-in capital ...............................................     $ 146,136,782      $ 146,136,782
     Accumulated undistributed net investment income (loss) ........        (1,315,299)           343,692
     Accumulated net realized gain .................................             7,363              6,599
     Unrealized (depreciation) on investments ......................        (6,333,831)           (66,295)
                                                                         -------------      -------------

   Total Net Assets ................................................     $ 138,495,015      $ 146,420,778
                                                                         =============      =============

   Units of Membership Interest Outstanding (Unlimited
    number of no par value units authorized) .......................           295,210            295,210
                                                                         =============      =============

   NET ASSET VALUE PER UNIT ........................................     $      469.14      $      495.99
                                                                         =============      =============

           Notes to Financial Statements are an integral part of these
                             Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Operations

                                                                                            April 5, 2001
                                                                                            (Commencement
                                                                           Year Ended       Of Operations)
                                                                           October 31,      to October 31,
                                                                              2002               2001
                                                                              ----               ----
   INVESTMENT INCOME:
     Interest income ...............................................     $   1,645,829      $   2,729,924
     Dividend income ...............................................            96,475                 --
                                                                         -------------      -------------
       Total Income ................................................         1,742,304          2,729,924
                                                                         -------------      -------------
   EXPENSES:
     Management fees (Note 2) ......................................         2,881,830          1,377,259
     Professional fees .............................................           287,000            241,385
     Organizational fees ...........................................                --            154,976
     Administration fees (Note 2) ..................................           160,473             96,925
     Board of Managers' fees (Note 2) ..............................            83,000             45,000
     Insurance .....................................................            52,894              7,626
     Custodian fees ................................................            18,652             10,910
     Miscellaneous fees ............................................            11,326             15,000
                                                                         -------------      -------------

       Total Expenses ..............................................         3,495,175          1,949,081
     Organization expense reversal (Note 4) ........................           (93,880)                --
     Reimbursement of Organizational fees from Distributor .........                --            (50,000)
                                                                         -------------      -------------
       Net Expenses ................................................         3,401,295          1,899,081
                                                                         -------------      -------------

   NET INVESTMENT INCOME (LOSS) ....................................        (1,658,991)           830,843
                                                                         -------------      -------------

   NET REALIZED AND UNREALIZED GAIN/(LOSS) ON
    INVESTMENTS: (Note 1)
     Net realized gain on investments ..............................               764              6,599
     Net change in unrealized (depreciation) on investments ........        (6,267,536)           (66,295)
                                                                         -------------      -------------

   NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS ...............        (6,266,772)           (59,696)
                                                                         -------------      -------------

   NET INCREASE (DECREASE) IN NET ASSETS RESULTING
    FROM OPERATIONS ................................................     $  (7,925,763)     $     771,147
                                                                         =============      =============

           Notes to Financial Statements are an integral part of these
                             Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Changes in Net Assets

                                                                                        April 5, 2001
                                                                                        (Commencement
                                                                       Year Ended       Of Operations)
                                                                       October 31,      to October 31,
                                                                          2002               2001
                                                                          ----               ----
OPERATIONS:
 Net investment income (loss) ..................................... $  (1,658,991)      $     830,843
 Net realized gain on investments .................................           764               6,599
 Net change in unrealized (depreciation) on investments ...........    (6,267,536)            (66,295)
                                                                    -------------       -------------
  Net increase (decrease) in net assets resulting from
   operations......................................................    (7,925,763)            771,147
                                                                    -------------       -------------
TRANSACTIONS IN UNITS OF MEMBERSHIP INTERESTS:
  Proceeds from units sold, net of offering costs .................            --         146,136,282
                                                                    -------------       -------------
DISTRIBUTIONS TO SHAREHOLDERS FROM:
  Net investment income ...........................................            --            (487,151)
                                                                    -------------       -------------
   Total distributions ............................................            --            (487,151)
                                                                    -------------       -------------
Net Increase (Decrease) in Net Assets .............................    (7,925,763)        146,420,278
                                                                    -------------       -------------

NET ASSETS:
  Beginning of period .............................................   146,420,778                 500
                                                                    -------------       -------------
  End of period ................................................... $ 138,495,015       $ 146,420,778
                                                                    =============       =============

Membership Interest Transactions:
  Units issued ....................................................            --             295,210
                                                                    -------------       -------------

Net Increase in Units Outstanding ................................. $          --       $     295,210
                                                                    =============       =============

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Cash Flows


                                                                                       April 5, 2001
                                                                                       (Commencement
                                                                        Year Ended     Of Operations)
                                                                        October 31,     to October 31,
                                                                           2002             2001
                                                                           ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Increase (Decrease) in Net Assets resulting from Operations ...   $  (7,925,763)   $     771,147
 Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
   Change in unrealized depreciation on investments ................       6,267,536           66,295
   Decrease (Increase) in receivable due from Distributor ..........          50,000          (50,000)
   Purchase of investments .........................................     (36,110,398)     (24,946,738)
   Change in short-term investments ................................      31,006,753     (114,796,052)
   Increase in interest receivable .................................          (1,933)              --
   Increase in other receivable ....................................        (996,290)              --
   Increase in prepaid insurance ...................................         (21,713)         (43,070)
   Increase (Decrease) in expenses payable .........................        (701,314)       1,781,909
                                                                       -------------    -------------

   Net cash used in operating activities ...........................      (8,433,122)    (137,216,509)
                                                                       -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from units sold, net of offering costs ...................              --      146,136,282
 Distribution to shareholders ......................................              --         (487,151)
                                                                       -------------    -------------

   Net cash provided by financing activities .......................              --      145,649,131
                                                                       -------------    -------------

   Net change in cash ..............................................      (8,433,122)       8,432,622
                                                                       -------------    -------------

    Cash at beginning of period ....................................       8,433,122              500
                                                                       -------------    -------------
    Cash at end of period ..........................................   $          --    $   8,433,122
                                                                       =============    =============

           Notes to Financial Statements are an integral part of these
                             Financial Statements.

Excelsior Venture Partners III, LLC
Financial Highlights

Per Unit Operating Performance:(1)

                                                                              April 5, 2001
                                                                              (Commencement
                                                              Year Ended     Of Operations)
                                                              October 31,    to October 31,
                                                                 2002             2001
                                                                 ----             ----
NET ASSET VALUE, BEGINNING OF PERIOD......................   $    495.99      $    500.00
  Deduction of offering costs from contributions .........            --            (4.97)

INCOME FROM INVESTMENT OPERATIONS:
  Net investment income (loss) ...........................         (5.62)            2.81
  Net realized and unrealized (loss) on investment
   transactions ..........................................        (21.23)           (0.20)
                                                             -----------      -----------
    Total from investment operations .....................        (26.85)            2.61
                                                             -----------      -----------

DISTRIBUTIONS:
  Net investment income ..................................            --            (1.65)
                                                             -----------      -----------
    Total Distributions ..................................            --            (1.65)
                                                             -----------      -----------

NET ASSET VALUE, END OF PERIOD ...........................   $    469.14      $    495.99
TOTAL NET ASSET VALUE RETURN (5) .........................         (5.41)%           0.52%(3)
                                                             ===========      ===========
RATIOS AND SUPPLEMENTAL DATA:
  Net assets, end of period (000's) ......................   $   138,495      $   146,421
  Ratios to average net assets:
    Gross expenses .......................................          2.43%            1.35%(2)
    Net expenses .........................................          2.36% (4)        1.32%(2)
    Net investment income (loss) .........................         (1.15)%           0.58%(2)
  Portfolio Turnover Rate ................................          0.00%            0.00%

(1) Selected data for a unit of membership interest outstanding through each period.
(2) Annualized
(3) Not annualized
(4) Net of organization expense reversal
(5) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore the market value total investment return is not calculated.

           Notes to Financial Statements are an integral part of these
                             Financial Statements.

                       EXCELSIOR VENTURE PARTNERS III, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2002


Note 1 -- Significant Accounting Policies

      Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a business development company or "BDC" under the Investment Company Act of 1940, as amended. The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

      Costs incurred in connection with the initial offering of units totaled $1,468,218. Each member's pro rata share of these costs was deducted from his, her or its initial capital contribution.

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

      A.  Investment Valuation:

            The Company values portfolio securities quarterly and at such other times as, in the Board of Managers' view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Investment Adviser (as defined below) or a committee of the Board of Managers under the supervision of the Board pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less are valued at amortized cost, which approximates market value.

            The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

          At October 31, 2002 and October 31, 2001, market quotations were not readily available for securities valued at $54,741,996 or 39.5% of net assets and $24,880,443 or 16.9% of net assets, respectively. Such securities were valued by the Investment Advisers, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

     C. Income taxes:

         Under current law and based on certain assumptions and representations, the Company intends to be treated as a partnership for federal, state and local income tax purposes. By reason of this treatment, the Company will itself not be subject to income tax. Rather, each member, in computing income tax, will include his, her or its allocable share of Company items of income, gain, loss, deduction and expense.

         At October 31, 2002 the cost of investments for Federal income tax purposes was substantially the same as the cost for financial reporting purposes. At October 31, 2002, the net unrealized depreciation amounted to $6,333,831, which is composed of gross unrealized depreciation of $6,333,831.

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

      In addition to the management fee, U.S. Trust Company is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company's cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current net unrealized capital depreciation on all of the Company's investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year.

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

     Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC Inc. ("PFPC"), an indirect majority-owned subsidiary of the PNC Financial Services Group, Inc., as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company's custodian. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000,
(ii) pays PFPC annual fees of approximately $15,000 for taxation services and
(iii) reimburses PFPC for out-of-pocket expenses.

     Charles Schwab & Co., Inc. (the "Distributor"), the principal subsidiary of Schwab, serves as the Company's distributor for the offering of units. U.S. Trust Company paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in the offering. U.S. Trust Company or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from this offering.

     Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended and is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

     As of October 31, 2002, Excelsior Venture Investors III, LLC had an investment in the Company of $87,921,182. This represents an ownership interest of 63.48% in the Company.

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company had $36,110,398 and $24,965,427 in purchases and $0 and $0 in sales of securities for the periods ended October 31, 2002 and October 31, 2001, respectively.

Note 4 -- Organization Fees

     The Company originally estimated organization fees totaling $154,976, which were expensed in the fiscal period ended October 31, 2001. As a result of the Company's final closing held on May 11, 2001, the Company was reimbursed for $50,000 in organizational expenses from the Distributor during 2002. Certain anticipated organizational expenses totaling $93,880 were ultimately not incurred. As a result, the Company reversed $93,880 of organizational expense in the current year, as reflected in the Statement of Operations.

Note 5 -- Commitments

     As of October 31, 2002, the Company had outstanding investment commitments totaling $12,199,571.

     Note 6 -- Transactions with Affiliated Companies

           An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the year ended October 31, 2002. Transactions with companies which are or were affiliates were as follows:

                                                                For the Year Ended October 31, 2002
                                                           ----------------------------------------------
                                                                                                             Cumulative
                                             October 31,                    Sale/Merger       Realized         Value
Affiliate                                    2001 Value       Purchases       Proceeds       Gain (Loss)      (Note 1)
----------------------------------------    -------------  --------------  -------------    -------------  -------------
NanoOpto Corporation, Series A-1
   Preferred                                $ 2,000,000     $    231,212            --               --    $  2,231,212
Ethertronics, Inc., Series B Preferred        3,500,000        1,150,000            --               --       4,650,000
Ethertronics, Inc., Warrants                         --               --            --               --              --
Ancile Pharmaceuticals, Inc., Bridge
   Notes 6%                                          --          600,000            --               --         600,000
Ancile Pharmaceuticals, Inc., Warrant                --               --            --               --              --
                                            -----------     ------------    ----------       ----------    ------------
      Total                                 $ 5,500,000     $  1,981,212            --               --    $  7,481,212
                                            -----------     ------------    ----------       ----------    ------------

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below are names, ages, positions and certain other information concerning the current managers and executive officers of the Company as of October 31, 2002.

                                            Served in Present       Principal Occupation During Past 5
    Name and Age             Position         Capacity Since           Years and Other Affiliations
    ------------             --------         --------------           ----------------------------
David I. Fann, 38      President and         July 20, 2000         Mr. Fann is a Managing Director of U.S.
                       Co-Chief Executive                          Trust Company, N.A in the Private Equity
                       Officer                                     Division.  He serves as President and
                                                                   Co- Chief Executive Officer of UST
                                                                   Private Equity Investors Fund, Inc.,
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC and
                                                                   Excelsior Venture Investors III, LLC.

Douglas A.             Co-Chief Executive    July 20, 2000         Mr. Lindgren is a Managing Director of
Lindgren, 41           Officer and Chief                           U.S. Trust Company in the Private Equity
                       Investment Officer                          Division.  He serves as Chief Investment
                                                                   Officer and Co-Chief Executive Officer
                                                                   of UST Private Equity Investors Fund,
                                                                   Inc., Excelsior Private Equity Fund II,
                                                                   Inc., Excelsior Venture Partners III,
                                                                   LLC and Excelsior Venture Investors III,
                                                                   LLC.

Brian F.               Chief Financial       July 20, 2000         Mr. Schmidt is Senior Vice President of
Schmidt, 44            Officer                                     U.S. Trust Company and Division Manager
                                                                   of Mutual Funds Administration
                                                                   Division.  He serves as Chief Financial
                                                                   Officer of UST Private Equity Investors
                                                                   Fund, Inc., Excelsior Private Equity
                                                                   Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC and Excelsior Venture
                                                                   Investors III, LLC.

Frank D.               Treasurer             July 20, 2000         Mr. Bruno is a Vice President of U.S.
Bruno, 42                                                          Trust Company in the Mutual Funds
                                                                   Administration Division.  He serves as
                                                                   Treasurer of UST Private Equity
                                                                   Investors Fund, Inc., Excelsior Private
                                                                   Equity Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC and Excelsior Venture
                                                                   Investors III, LLC and Vice President of
                                                                   U.S. Trust.


Lee A.                 Vice                  July 20, 2000         Mr. Gardella is a Senior Vice President

Gardella, 35           President                                   of U.S. Trust Company in the Private
                                                                   Equity Division.  He serves as an
                                                                   officer of UST Private Equity Investors
                                                                   Fund, Inc., Excelsior Private Equity
                                                                   Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC, Excelsior Venture
                                                                   Investors III, LLC.

James F.               Vice President        July 20, 2000         Mr. Rorer is a Vice President of U.S.
Rorer, 32                                                          Trust Company in the Private Equity
                                                                   Division. He serves as an officer of UST
                                                                   Private Equity Investors Fund, Inc.,
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC and
                                                                   Excelsior Venture Investors III, LLC.
                                                                   Prior to joining U.S. Trust in May 1999,
                                                                   he worked at Bain & Company, a leading
                                                                   global strategic consulting firm, from
                                                                   September 1996 until April 1999, working
                                                                   with companies on a variety of strategic
                                                                   issues in a number of different industries
                                                                   including automotive, electric power,
                                                                   telecommunications, consumer products and
                                                                   financial services.

Cynthia                Chief                 September 19, 2001    Ms. Englert is a Vice President of U.S.
Englert, 38            Administrative                              Trust Company in the Private Equity
                       Officer and                                 Division.  She serves as Chief
                       Secretary                                   Administrative Officer and Secretary of
                                                                   UST Private Equity Investors Fund, Inc.,
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC and
                                                                   Excelsior Venture Investors III, LLC.
                                                                   Prior to joining U.S. Trust in August
                                                                   2001, Ms. Englert worked at Whitney &
                                                                   Co. in fund administration from May 1999
                                                                   until August 2001 and at Greenwich
                                                                   Capital Markets, Inc. in management
                                                                   reporting and financial analysis from
                                                                   July 1993 until March 1999.


Raghav V.              Vice                  September 19, 2001    Mr. Nandagopal is a Senior Vice
Nandagopal, 40         President                                   President of U.S. Trust Company in the
                                                                   Private Equity Division. He serves as an
                                                                   officer of Excelsior Venture Partners III,
                                                                   LLC and Excelsior Venture Investors III,
                                                                   LLC. Prior to joining U.S. Trust in
                                                                   February 2001, Mr. Nandagopal was Chief
                                                                   Business Development Officer of Globeshaker.
                                                                   From September 1998 to September 2000, Mr.
                                                                   Nandagopal was an Engagement Manager with
                                                                   McKinsey & Company, where he advised clients
                                                                   in defining strategies, improving operations,
                                                                   identifying acquisitions and

                                                                   defining technology capabilities for
                                                                   telecom, wireless, financial services
                                                                   and healthcare companies. From October
                                                                   1994 to July 1998, he held several
                                                                   positions, including Chief Information
                                                                   Officer, AT&T Capital.

Jean-Noel              Vice President        September 19, 2001    Mr. Odier is a Vice President of U.S.
Odier, 31                                                          Trust Company, N.A. in the Private
                                                                   Equity Division.  He serves as an
                                                                   officer of Excelsior Venture Partners
                                                                   III, LLC and Excelsior Venture Investors
                                                                   III, LLC.  Prior to joining U.S. Trust
                                                                   in November 2000, Mr. Odier worked at
                                                                   Lombard Odier & Cie in Geneva since
                                                                   March 1999.  Mr. Odier also worked for
                                                                   the International Committee of the Red
                                                                   Cross from June 1997 to February 1999.

John C.                Chairman of the       May 26, 2000          Mr. Hover retired as an Executive Vice
Hover II, 59           Board and                                   President of United States Trust Company
                       Manager                                     of New York in 1998 after 22 years of
                                                                   service.  Mr. Hover serves as chairman
                                                                   of the board of directors or managers of
                                                                   UST Private Equity Investors Fund, Inc.,
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC and
                                                                   Excelsior Venture Investors III, LLC.

Gene M.                Manager,              May 26, 2000          Mr. Bernstein has been associated with
Bernstein, 55          Member of the                               Northville Industries Holding Corp.,
                       Audit and                                   a third generation privately-held
                       Valuation                                   petroleum marketing, trading, storage
                       Committees                                  and distribution company, since 1982.
                                                                   He has held positions there ranging from
                                                                   Vice President to President to Vice
                                                                   Chairman, and currently serves as a
                                                                   Director.  From 2000-2001 he was Dean of
                                                                   the Skodneck Business Development Center
                                                                   at Hofstra University in Hempstead, New
                                                                   York. Mr. Bernstein serves as a director
                                                                   or manager of UST Private Equity
                                                                   Investors Fund, Inc., Excelsior Private
                                                                   Equity Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC, Excelsior Venture
                                                                   Investors III, LLC and the Excelsior
                                                                   Hedge Fund of Funds I, LLC.

Stephen V.             Manager,              May 26, 2000          Since 1991, Mr. Murphy has been
Murphy, 57             Member of the                               President of S. V. Murphy & Co., Inc.,
                       Audit and                                   an investment banking firm that
                       Valuation                                   specializes in mergers and acquisitions,
                       Committees                                  divestitures and strategic and
                                                                   capital-related advisory services for
                                                                   financial

                                                                   and other institutions. Mr. Murphy
                                                                   serves as a director or manager of UST
                                                                   Private Equity Investors Fund, Inc.,
                                                                   Excelsior Private Equity Fund II, Inc.,
                                                                   Excelsior Venture Partners III, LLC,
                                                                   Excelsior Venture Investors III, LLC and
                                                                   the Excelsior Hedge Fund of Funds I,
                                                                   LLC.

Victor F.              Manager,              May 26, 2000          Since October 2002, Mr. Imbimbo has been
Imbimbo, Jr., 49       Member of the                               head of healthcare marketing in the
                       Audit and                                   United States for TBWA, a global
                       Valuation                                   marketing agency.  Prior to this, he was
                       Committees                                  with Bedrock Communications, Inc., a
                                                                   consulting company addressing the
                                                                   merger of traditional and digital
                                                                   communications solutions, since 1996.
                                                                   Mr. Imbimbo serves as a director or
                                                                   manager of UST Private Equity Investors
                                                                   Fund, Inc., Excelsior Private Equity
                                                                   Fund II, Inc., Excelsior Venture
                                                                   Partners III, LLC, Excelsior Venture
                                                                   Investors III, LLC and the Excelsior
                                                                   Hedge Fund of Funds I, LLC.

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

ITEM 11.      EXECUTIVE COMPENSATION.

       The Company has no full-time employees. Pursuant to the Investment Agreements, the Investment Advisers employ and compensate all of the personnel of the Company, and also furnish all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company will pay a management fee based upon average quarterly net assets and an incentive fee based in part on a percentage of realized capital gains of the Company.

       Managers receive compensation of $7,000 annually and $2,000 per meeting attended plus reasonable expenses. The Company does not have a stock option plan, other long-term incentive plan, retirement plan or other retirement benefits.

       The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2002.

                                             Aggregate                    Total Compensation
                                           Compensation                    From the Company
                                              From                        And Fund Complex *
      Name of Person/Position              The Company                    Paid to Directors
      -----------------------              -----------                    -----------------
        John C. Hover II
         Manager                             $15,000                       $47,750 (4 Funds)

        Gene M. Bernstein
         Manager                             $15,000                       $64,250 (5 Funds)

        Stephen V. Murphy
         Manager                             $15,000                       $64,250 (5 Funds)

        Victor F. Imbimbo, Jr.
         Manager                             $15,000                       $64,250 (5 Funds)

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       As of October 31, 2002, Mr. Fann, the Co-Chief Executive Officer and President, was the owner of one unit of membership interest of the Company.

                                                                   Amount and Nature
Title of Class           Name and Address of Beneficial Owner        of Beneficial        Percent of Class
--------------           ------------------------------------          Ownership          ----------------
                                                                       ---------
Units of              David I. Fann                                      1 unit                    *
membership              c/o U.S. Trust Company, N.A.
Interest                5 Palo Alto Square, 9/th/ Floor
                        3000 Camino Real
                        Palo Alto, CA  94303
                      Managers and executive officers                    1 unit                    *
                        as a group (1 person)

* Less than one percent.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

       The Company has engaged in no transactions with the managers or executive officers other than as described above or in the notes to the financial statements.

ITEM 14.     CONTROLS AND PROCEDURES

       (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officers and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on January 28, 2003, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

       (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

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

          (10)(h) Form of Subscription Agreement for investment in units of the Company (1)

          (10)(i) Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company (1)

          (10)(j) Amended and Restated Agreement with respect to Seed Capital
                  (2)

          (10)(k) Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC (1)

          (10)(l) Investment Sub-Advisory Agreement dated December 21, 2001 among the Company, U.S. Trust Company and U.S. Trust Company, N.A. (3)

          (23)    Consent of Independent Auditors

          (99)(a) Audit Committee Charter (4)

          (99)(b) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  1.   Reports on Form 8-K

          None

     /1/ Incorporated by reference to the Company's Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).

     /2/ Incorporated by reference to the Company's Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-30986).

     /3/ Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.

     /4/ Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           EXCELSIOR VENTURE PARTNERS III, LLC

Date: January 29, 2003                     By:     /s/ DAVID I. FANN
                                              --------------------------------
                                           David I. Fann, Co-Chief Executive
                                           Officer and President
                                           (principal executive officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

       Signature                                      Title                                      Date
/s/ DAVID I. FANN
-------------------------
David I. Fann                         Co-Chief Executive Officer and President           January 29, 2003
                                      (principal executive officer)

/s/ DOUGLAS A. LINDGREN
-------------------------
Douglas A. Lindgren                   Co-Chief Executive Officer and                     January 29, 2003
                                      Chief Investment Officer
                                      (principal executive officer)

/s/ BRIAN F. SCHMIDT
-------------------------
Brian F. Schmidt                      Chief Financial Officer                            January 29, 2003
                                      (principal financial and accounting officer)

/s/ JOHN C. HOVER II                                                                     January 29, 2003
-------------------------
John C. Hover II                      Chairman of the Board and Manager

/s/ GENE M. BERNSTEIN                                                                    January 29, 2003
-------------------------
Gene M. Bernstein                     Manager

/s/ STEPHEN V. MURPHY                                                                    January 29, 2003
-------------------------
Stephen V. Murphy                     Manager

/s/ VICTOR F. IMBIMBO, JR                                                                January 29, 2003
-------------------------
Victor F. Imbimbo, Jr.                Manager


                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, David I. Fann, certify that:

1. I have reviewed this annual report on Form 10-K of Excelsior Venture Partners III, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003


/s/ David I. Fann
--------------------------
David I. Fann, Co-Chief Executive Officer

                   CERTIFICATION OF CO-CHIEF EXECUTIVE OFFICER

I, Douglas A. Lindgren, certify that:

1. I have reviewed this annual report on Form 10-K of Excelsior Venture Partners III, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003

/s/ Douglas A. Lindgren
--------------------------------
Douglas A. Lindgren, Co-Chief Executive Officer


                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Brian F. Schmidt, certify that:

1. I have reviewed this annual report on Form 10-K of Excelsior Venture Partners III, LLC;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 29, 2003


/s/ Brian F. Schmidt
----------------------------
Brian F. Schmidt, Chief Financial Officer