Form 10-Q
period 2003-01-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2003-03-17
CIK 1103076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended January 31, 2003

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from _______________ to _______________

                        Commission file number 000-29665

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

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

                       EXCELSIOR VENTURE PARTNERS III, LLC

     This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause Excelsior Venture Partners III, LLC's (the "Company's") actual results to differ from future performance suggested herein.

               INDEX                                                                           PAGE NO.
               -----                                                                           --------
PART I.        FINANCIAL INFORMATION

  Item 1.      Financial Statements.                                                               1

               Portfolio of Investments as of January 31, 2003.                                    1

               Statement of Assets and Liabilities at January 31, 2003 and October 31,
               2002.                                                                               4

               Statement of Operations for the three-month periods ended January 31, 2003
               and January 31, 2002.                                                               5

               Statement of Changes in Net Assets for the three-month periods ended
               January 31, 2003 and January 31, 2002.                                              6

               Statement of Cash Flows for the three-month periods ended January 31, 2003
               and January 31, 2002.                                                               7

               Financial Highlights for the three-month periods ended January 31, 2003 and
               January 31, 2002.                                                                   8

               Notes to Financial Statements.                                                      9

  Item 2.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations.                                                                        12

  Item 3.      Quantitative and Qualitative Disclosures about Market Risk.                        14

  Item 4.      Controls and Procedures.                                                           14

PART II.       OTHER INFORMATION

  Item 1.      Legal Proceedings.                                                                 15

  Item 2.      Changes in Securities and Use of Proceeds.                                         15

  Item 3.      Defaults Upon Senior Securities.                                                   15

  Item 4.      Submission of Matters to a Vote of Security Holders.                               15

  Item 5.      Other Information.                                                                 15

  Item 6.      Exhibits and Reports on Form 8-K.                                                  15

SIGNATURES                                                                                        16

CERTIFICATIONS                                                                                    16

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

EXCELSIOR VENTURE PARTNERS III, LLC
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                       JANUARY 31, 2003
                                               -------------------------------

PORTFOLIO STRUCTURE

    SHORT-TERM INVESTMENTS:

         AGENCY OBLIGATIONS                    $   80,992,035            61.08%
         INVESTMENT COMPANIES                         429,639             0.33%

    PRIVATE COMPANIES                              49,726,016            37.50%

    PRIVATE INVESTMENT FUNDS                        2,203,036             1.66%

                                               --------------   --------------

    TOTAL INVESTMENTS                             133,350,726           100.57%
      OTHER ASSETS & LIABILITIES (NET)              (751,903)            (0.57)%
                                               --------------   --------------

    NET ASSETS                                 $  132,598,823           100.00%
                                               ==============   ==============

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC
PORTFOLIO OF INVESTMENTS (UNAUDITED)

                                                                                        JANUARY 31, 2003
                                                                                ---------------------------------
   PRINCIPAL                                                                    ACQUISITION           VALUE
 AMOUNT/SHARES                                                                    DATE ##            (NOTE 1)
 -------------                                                                  ------------     ----------------
    AGENCY OBLIGATIONS - 61.08%
    $81,000,000    Federal Home Loan Bank Discount Note 1.18%, 2/04/03
                   (Cost 80,992,035)                                                             $     80,992,035
                                                                                                 ----------------
    PRIVATE COMPANIES **, #, @ - 37.50%
     PREFERRED STOCK - 37.18%
        647,948    Adeza Biomedical Corporation, Series 5 Preferred                 09/01               3,000,000
      2,419,355    Ancile Pharmaceuticals, Inc., Series D Preferred                 11/01               1,500,000
      1,314,285    Archemix Corporation, Series A Preferred                     08/02 & 1/03            1,314,285
     44,247,788    Cenquest, Inc., Series 1 Preferred                               07/01                       -
      3,099,999    Ethertronics, Inc., Series B Preferred                        06/01& 9/02            4,650,000
      1,879,699    Genoptix, Inc., Series B Preferred                               12/01               2,500,000
      4,330,504    LightConnect, Inc., Series B Preferred                           07/01                 948,563
     12,292,441    LightConnect, Inc., Series C Preferred                           01/03                 992,000
      4,374,256    LogicLibrary, Inc., Series A Preferred                           01/02               2,000,000
     15,739,638    MIDAS Vision Systems, Inc., Series C Preferred                   12/01                 499,342
      7,089,552    Monterey Design Systems, Inc., Series 1 Preferred                12/01               4,750,000
        956,234    NanoOpto Corporation, Series A-1 Preferred                    10/01&3/02             2,231,212
      1,538,461    NetLogic Microsystems, Inc., Series D Preferred                   8/01               5,000,000
      5,333,333    OpVista, Inc., Series B Preferred                                07/01               4,000,000
     15,000,000    Pilot Software Acquisition Corp., Series A Preferred              5/02               3,000,000
        517,260    Senomyx, Inc., Series E Preferred                                11/01               1,500,000
      2,211,898    Silverback Systems, Inc., Series B Preferred                     02/02               1,415,614
      4,166,667    Tensys Medical, Inc., Series C Preferred                         03/02               5,000,000
      3,096,551    Virtual Silicon Technology, Inc., Series C Preferred             12/01               5,000,000
                                                                                                 ----------------
                                                                                                       49,301,016
     NOTES - 0.32%
        850,000    Ancile Pharmaceuticals, Inc., Bridge Note 6%                 10/02 & 01/03             425,000
                                                                                                 ----------------
                                                                                                          425,000
     WARRANTS - 0.00%
              2    Ancile Pharmaceuticals, Inc., Warrant                        10/02 & 01/03                   -
        115,000    Ethertronics, Inc., Warrant                                      09/02                       -
                                                                                                 ----------------
                                                                                                                -
        Total - Private Companies (Cost $61,203,112)                                                   49,726,016
                                                                                                 ----------------
    PRIVATE INVESTMENT FUNDS **, # - 1.66%
                   Advanced Technology Ventures VII, L.P.                        08/01-12/02              298,690
                   Burrill Life Sciences Capital Fund                               12/02                 300,000
                   CHL Medical Partners II, L.P.                                 01/02-01/03              395,315
                   Morgenthaler Partners VII, L.P.                               07/01-09/02              531,191
                   Prospect Venture Partners II, L.P.                            06/01-10/02              527,840
                   Tallwood II, L.P                                                 12/02                 150,000
                                                                                                 ----------------
        Total - Private Investment Funds (Cost $2,485,429)                                              2,203,036
                                                                                                 ----------------
    INVESTMENT COMPANIES - 0.33%
        429,639    Dreyfus Government Cash Management Account (Cost $429,639)                             429,639
                                                                                                 ----------------

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

    EXCELSIOR VENTURE PARTNERS III, LLC
    PORTFOLIO OF INVESTMENTS (UNAUDITED) CONTINUED

                                                                                                 JANUARY 31, 2003
                                                                                                 ----------------
    TOTAL INVESTMENTS (Cost $145,110,215*) - 100.57%                                             $    133,350,726
    OTHER ASSETS & LIABILITIES (NET) - (0.57)%                                                           (751,903)
    NET ASSETS - 100.00%                                                                         ----------------
                                                                                                 $    132,598,823
                                                                                                 ================

*   Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between June 1, 2001 and January 31, 2003. Total cost of restricted securities at January 31, 2003 aggregated $63,688,541. Total market value of restricted securities owned at January 31, 2003 was $51,929,052 or 39.16% of net assets.
#   Non-income producing securities.
##  Required disclosure for restricted securities only.
@ At January 31, 2003 the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at January 31, 2003 was $49,726,016.

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC
STATEMENT OF ASSETS AND LIABILITIES

                                                              JANUARY 31, 2003    OCTOBER 31, 2002
                                                              ----------------    ----------------
                                                                 (Unaudited)
ASSETS:

Investment Securities, at Cost                                $    145,110,215    $    144,846,435
                                                              ================    ================
Investment Securities, at Value                               $    133,350,726    $    138,512,604
Cash and Cash Equivalents                                               32,103                  --
Receivables:
     Interest                                                           11,239               1,933
     Other Receivables                                                   1,271             996,290
Prepaid Assets                                                          47,530              64,783
                                                              ----------------    ----------------
         Total Assets                                              133,442,869         139,575,610
                                                              ----------------    ----------------
LIABILITIES:

Management Fees Payable (Note 2)                                       668,443             697,027
Professional Fees Payable                                               98,537             202,991
Administration Fees Payable (Note 2)                                    42,502              38,960
Board of Managers' Fees Payable (Note 2)                                14,796              60,000
Other Payables                                                          19,768              81,617
                                                              ----------------    ----------------
         Total Liabilities                                             844,046           1,080,595
                                                              ----------------    ----------------
NET ASSETS                                                    $    132,598,823    $    138,495,015
                                                              ================    ================

NET ASSETS consist of:

Accumulated Undistributed Net Investment Loss                 $     (1,785,837)   $     (1,315,299)
Accumulated Net Realized Gain on Investments                             7,367               7,363
Net Unrealized Depreciation on Investments                         (11,759,489)         (6,333,831)
Paid in Capital                                                    146,136,782         146,136,782
                                                              ----------------    ----------------

         Total Net Assets                                     $    132,598,823    $    138,495,015
                                                              ================    ================

Units of Membership Interest Outstanding                               295,210             295,210
                                                              ----------------    ----------------
NET ASSET VALUE PER UNIT                                      $         449.17    $         469.14
                                                              ================    ================

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC
STATEMENT OF OPERATIONS (UNAUDITED)

                                                    THREE MONTHS ENDED JANUARY,
                                                        2003            2002
                                                   -------------    -----------
INVESTMENT INCOME:
Interest Income                                    $     291,251    $   555,267
Dividend Income                                            2,163              -
                                                   -------------    -----------
         Total Income                                    293,414        555,267
                                                   -------------    -----------
EXPENSES:

Management Fees (Note 2)                                 668,443        738,121
Administration Fees (Note 2)                              38,979         46,996
Insurance Expense                                         17,254          6,496
Board of Managers' Fees (Note 2)                          15,123         38,123
Professional Fees                                         12,603         50,411
Custodian Fees                                             5,247          4,537
Miscellaneous Fees                                         6,303          3,781
                                                   -------------    -----------
         Total Expenses                                  763,952        888,465
NET INVESTMENT LOSS                                     (470,538)      (333,198)
                                                   -------------    -----------
REALIZED AND UNREALIZED GAIN
 (LOSS) ON INVESTMENTS

Net Realized Gain on Security Transactions                     4            599

Change in Unrealized Depreciation on Investments      (5,425,658)       (18,694)
                                                   -------------    -----------
NET REALIZED AND UNREALIZED
 LOSS ON INVESTMENTS                                  (5,425,654)       (18,095)
                                                   -------------    -----------

NET DECREASE IN NET
 ASSETS RESULTING FROM OPERATIONS                  $  (5,896,192)   $  (351,293)
                                                   =============    ===========

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC
STATEMENT OF CHANGES IN NET ASSETS (UNAUDITED)

                                               THREE MONTHS ENDED JANUARY 31,
                                               ------------------------------
                                                    2003            2002
                                               -------------    -------------
OPERATIONS:

Net Investment Loss                            $    (470,538)   $    (333,198)
Net Realized Gain on Investments                           4              599
Change in Unrealized
 Depreciation on Investments                      (5,425,658)         (18,694)
                                               -------------    -------------
Net Decrease in Net Assets
 Resulting from Operations                        (5,896,192)        (351,293)
                                               -------------    -------------
NET DECREASE IN NET ASSETS                        (5,896,192)        (351,293)

NET ASSETS:

Beginning of Period                              138,495,015      146,420,778
                                               -------------    -------------

End of Period                                  $ 132,598,823    $ 146,069,485
                                               =============    =============

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC
STATEMENT OF CASH FLOWS (UNAUDITED)

                                                                                  THREE MONTHS ENDED JANUARY 31,
                                                                                  ------------------------------
                                                                                       2003             2002
                                                                                  -------------    -------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Decrease in Net Assets Resulting from Operations........................  $  (5,896,192)   $    (351,293)
   Adjustments to reconcile net decrease in net assets from operations to net cash provided by/ used in operating activities:
       Change in unrealized depreciation on investments.........................      5,425,658           18,694
       Purchase of investments..................................................    (2,612,714)      (22,905,000)
       Change in short-term investments.........................................      2,348,934       19,868,218
       Increase in interest receivable..........................................         (9,306)          (9,932)
       Decrease in other receivable.............................................        995,019                -
       Decrease in prepaid insurance............................................         17,253            6,496
       Decrease in expenses payable.............................................       (236,549)        (770,389)
                                                                                  -------------    -------------

         Net cash provided by/ used in operating activities.....................         32,103       (4,143,206)
                                                                                  -------------    -------------

         Net change in cash.....................................................         32,103       (4,143,206)
                                                                                  -------------    -------------
           Cash at beginning of period..........................................             --        8,433,122
           Cash at end of period................................................  $      32,103    $   4,289,916
                                                                                  =============    =============

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC
FINANCIAL HIGHLIGHTS (UNAUDITED)

PER UNIT OPERATING PERFORMANCE:  (1)

                                                         THREE MONTHS ENDED
                                                              JANUARY 31,
                                                       -----------------------
                                                          2003         2002
                                                       ---------    ----------

NET ASSET VALUE, BEGINNING OF PERIOD................   $  469.14    $   495.99

INCOME FROM INVESTMENT OPERATIONS:
  Net investment loss...............................       (1.59)        (1.13)
  Net realized and unrealized loss on investment
   transactions.....................................      (18.38)        (0.06)
                                                       ---------    ----------
    Total from investment operations................      (19.97)        (1.19)

NET ASSET VALUE, END OF PERIOD......................   $  449.17    $   494.80

TOTAL NET ASSET VALUE RETURN (3), (4)...............       (4.26)%       (0.24)%
                                                       =========    ==========

RATIOS AND SUPPLEMENTAL DATA:

  Net assets, end of period (000's) ................   $ 132,599    $  146,069
  Ratios to average net assets: (2)
    Net expenses....................................        2.25%         2.43%
    Net investment income...........................       (1.39)%       (0.91)%
  Portfolio Turnover Rate ..........................        0.00%         0.00%

(1) Selected data for a unit of membership interest outstanding through each period.
(2)  Annualized
(3)  Not annualized
(4) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore the market value total investment return is not calculated.

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

                       EXCELSIOR VENTURE PARTNERS III, LLC

                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

                                JANUARY 31, 2003

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

          At January 31, 2003, market quotations were not readily available for securities valued at $51,929,052. Such securities were valued by the Investment Advisers, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          At January 31, 2003, the cost of investment for Federal income tax purposes was $145,110,215. At January 31, 2003, the net unrealized depreciation amounted to ($11,759,489), which is composed of gross unrealized depreciation of ($11,759,489).

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

     As of January 31, 2003, Excelsior Venture Investors III, LLC had an investment in the Company of $84,178,086. This represents an ownership interest of 63.48% in the Company.

NOTE 3 -- PURCHASES AND SALES OF SECURITIES:

     Excluding short-term investments, the Company had $2,612,714 in purchases and $0 in sales of securities for the three-month period ended January 31, 2003. Excluding short-term investments, the Company had $22,905,000 in purchases and $0 in sales of securities for the three-month period ended January 31, 2002.

NOTE 4 -- COMMITMENTS

     As of January 31, 2003, the Company had outstanding investment commitments totaling $14,514,571.

NOTE 5 -- TRANSACTIONS WITH AFFILIATED COMPANIES

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the year ended January 31, 2003. Transactions with companies, which are or were affiliates were as follows:

                                                                                       SALE/                    CUMULATIVE
                                               OCTOBER 31,                             MERGER      REALISED        VALUE
AFFILIATE                                      2002 VALUE    PURCHASES    INTEREST    PROCEEDS    GAIN (LOSS)    (NOTE 1)
---------------------------------------------  ----------   -----------   ---------   ---------   -----------   -----------
Archemix Corporation, Series A Preferred       $  628,571   $   685,714   $      --   $      --   $        --   $ 1,314,285
LightConnect, Inc., Series C Preferred                 --       992,000          --          --            --       992,000
Ancile Pharmaceuticals, Inc., Bridge Notes 6%     600,000       250,000      10,767          --            --       425,000
Ancile Pharmaceuticals, Inc., Warrant                  --            --          --          --            --            --
                                               ----------   -----------   ---------   ---------   -----------   -----------
     Total                                     $1,228,571   $ 1,927,714   $  10,767   $      --   $        --   $ 2,731,285
                                               ==========   ===========   =========   =========   ===========   ===========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED JANUARY 31, 2003 AS COMPARED TO THE SIMILAR PERIOD IN 2002

     The Company's net asset value per unit of membership interest was $449.17 at January 31, 2003, a decrease of ($19.97) per unit from the net asset value per unit of membership interest of $469.14 at October 31, 2002. This decrease is principally the result of (i) a $1,925,000 write-down of Ancile Pharmaceuticals, Inc., a private company investment, (ii) a $3,550,658 write-down of MIDAS Vision Systems, Inc., a private company investment, and (iii) operating expenses exceeding investment income during the period primarily due to a decline in net investment income and the management fee accrual. The Company's net asset value per unit of membership interest was $494.80 at January 31, 2002, a decrease of ($1.19) per unit from the net asset value per unit of membership interest of $495.99 at October 31, 2001. This decrease is principally the result of operating expenses exceeding investment income during the period.

REALIZED AND UNREALIZED GAINS AND LOSSES FROM PORTFOLIO INVESTMENTS

     For the three-month periods ended January 31, 2003 and 2002, the Company had a net realized gain on security transactions of $4 and $599, respectively. For the three-month periods ended January 31, 2003 and 2002, the Company had a net change in unrealized depreciation on investments of ($5,425,658) and ($18,694), respectively. The realized gains were principally the result of the Company's sale of short-term investments during these periods. The change in unrealized depreciation was principally the result of write-downs taken during the period ended January 31, 2003. For the period ended January 31, 2002, the change in unrealized depreciation was principally the result of a decline in the value of short-term investments.

INVESTMENT INCOME AND EXPENSES

     For the three-month period ended January 31, 2003, the Company had investment income of $293,414 and net operating expenses of $763,952, resulting in a net investment loss of ($470,538). In comparison, for the similar period ended January 31, 2002, the Company had investment income of $555,267 and net operating expenses of $888,465, resulting in a net investment loss of ($333,198). This decrease in net investment income resulted from the negative impact of the decline in short-term interest rates, along with a decrease in assets invested in short-term instruments.

     U.S. Trust Company (the "Investment Adviser") and United States Trust Company of New York and U.S. Trust Company, N.A. (each an "Investment Sub-Adviser" and together with U.S. Trust Company, the "Investment Advisers") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the three-month periods ended January 31, 2003 and 2002, the Investment Advisers earned $668,443 and $738,121 in management fees, respectively. Management fees declined over the period ended January 31, 2003 due to the decline in net assets.

NET ASSETS

     At January 31, 2003, the Company's net assets were $132,598,823, a decrease of ($5,896,192) from net assets of $138,495,015 at October 31, 2002. The decrease resulted from (i) a $1,925,000 write-down of Ancile Pharmaceuticals, Inc., a private company investment, (ii) a $3,550,658 write-down of MIDAS Vision Systems, Inc., a private company investment, and (iii) operating expenses exceeding investment income during the period primarily due to a decline in net investment income and the management fee accrual. The Company's net assets at January 31, 2002 were $146,069,485, down ($351,293) from net assets of $146,420,778 at October 31, 2001. The decline in net assets during this period was due to the net investment loss posted for the three-month period ended January 31, 2002.

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

     At January 31, 2003, the Company held $32,103 in cash and $81,421,674 in short-term investments as compared to $0 in cash and $83,770,608 in investments at October 31, 2002. The decrease in short-term investments from October 31, 2002 was due to follow-on investments in private companies as wells as capital calls for private investment funds. The Company, during this period, committed and funded capital to a sixth private investment fund, Burrill Life Sciences Capital Fund. The Company contributed capital to Advanced Technology Ventures VII, L.P., CHL Medical Partners II, L.P. and Tallwood Venture Partners II, L.P., each a private investment fund. In connection with the Company's total commitments to private funds in the amount of $17,000,000 since inception, the Company, through January 31, 2003, has contributed $2,485,429 or 14.6% of the total capital committed thus far. The Company also participated in follow-on financing rounds for two of its private companies, Ancile Pharmaceuticals for $250,000 and Archemix Corporation for $685,714. At January 31, 2002, the Company held $4,289,916 in cash and $94,909,143 in short-term investments as compared to $8,433,122 in cash and $114,796,052 in short-term investments at October 31, 2001. The decrease in short-term investments from October 31, 2001 was due to follow-on investments in private companies as wells as capital calls for private investment funds.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 39.2% of the Company's net assets. During the period ended January 31, 2003, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $5.4 million decrease in net asset value.

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

     The valuation of the Company's private funds is based upon the its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Advisers, the Investment Advisers, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

     The Investment Advisers also make estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities, which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

EQUITY PRICE RISK

     The Company anticipates that a majority of its investment portfolio will consist of equity securities in private companies and private investment funds, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in market prices. Thus, these equity securities are not subject to equity price risk normally associated with public equity markets. As of January 31, 2003, the Company held no investments in the equity securities of public companies.

ITEM 4.  CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. The Company's principal executive officers and principal financial officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c) and 15d-14(c)) on March 13, 2003, have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

                                       EXCELSIOR VENTURE PARTNERS III, LLC


Date:  March 17, 2003                  By: /s/ David I. Fann
                                          -----------------------------------
                                               David I. Fann
                                               Co-Chief Executive Officer

Date:  March 17, 2003                  By: /s/ Douglas A. Lindgren
                                          -----------------------------------
                                               Douglas A. Lindgren
                                               Co-Chief Executive Officer

Date:  March 17, 2003                  By: /s/ Brian F. Schmidt
                                          -----------------------------------
                                               Brian F. Schmidt
                                               Chief Financial Officer
                                               (Principal Financial Officer)

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ David I. Fann
------------------------
David I. Fann, Co-Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Douglas A. Lindgren
-----------------------------
Douglas A. Lindgren, Co-Chief Executive Officer

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

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/s/ Brian F. Schmidt
------------------------
Brian F. Schmidt, Chief Financial Officer