Form 10-Q
period 2003-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2003-06-16
CIK 1103076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934.

For the quarterly period ended April 30, 2003
                               -------------------------------------------------

                                       OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934.

For the transition period from _________________ to ____________________________

                        Commission file number 000-29665
                                               -----------------

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

     The interim financial statements contained in this quarterly report 10Q have been reviewed by Ernst & Young LLP, the Company's independent public accountants.

                          INDEX                                                                           PAGE NO.
                          -----                                                                           --------
PART I.                   FINANCIAL INFORMATION

 Item 1.                  Financial Statements.                                                               1

                          Portfolio of Investments as of April 30, 2003.                                      1

                          Statement of Assets and Liabilities at April 30, 2003 and October 31, 2002.         4

                          Statement of Operations for the six-month periods ended April 30, 2003 and
                          April 30, 2002.                                                                     5

                          Statement of Operations for the three-month periods ended April 30, 2003
                          and April 30, 2002.                                                                 6

                          Statement of Changes in Net Assets for the six-month periods ended April
                          30, 2003 and April 30, 2002.                                                        7

                          Statement of Cash Flows for the six-month periods ended April 30, 2003 and
                          April 30, 2002.                                                                     8

                          Financial Highlights for the six-month periods ended April 30, 2003 and
                          April 30, 2002.                                                                     9

                          Notes to Financial Statements.                                                     10

                          Independent Accountant's Review Report.                                            13

 Item 2.                  Management's Discussion and Analysis of Financial Condition and Results of         14
                          Operations.

 Item 3.                  Quantitative and Qualitative Disclosures about Market Risk.                        16

 Item 4.                  Controls and Procedures.                                                           16

PART II.                  OTHER INFORMATION

 Item 1.                  Legal Proceedings.                                                                 17

 Item 2.                  Changes in Securities and Use of Proceeds.                                         17

 Item 3.                  Defaults Upon Senior Securities.                                                   17

 Item 4.                  Submission of Matters to a Vote of Security Holders.                               17

Item 5.                   Other Information.                                    17

Item 6.                   Exhibits and Reports on Form 8-K.                     17

SIGNATURES                                                                      18

CERTIFICATIONS                                                                  18

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.


Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                         April 30, 2003
                                                      --------------------

PORTFOLIO STRUCTURE
-------------------

    SHORT-TERM INVESTMENTS:

         AGENCY OBLIGATIONS                 $   70,977,734            55.09%
         INVESTMENT COMPANIES                    1,854,639             1.43%

    PRIVATE COMPANIES                           54,240,369            42.10%

    PRIVATE INVESTMENT FUNDS                     2,406,507             1.87%

                                            --------------   --------------

    TOTAL INVESTMENTS                          129,479,249           100.49%
      OTHER ASSETS & LIABILITIES (NET)            (630,856)           (0.49)%
                                            --------------   --------------

    NET ASSETS                              $  128,848,393           100.00%
                                            ==============   ==============

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)
--------------------------------------------------------------------------------

                                                                                             April 30, 2003
                                                                                             --------------

  Principal                                                                          Acquisition          Value
Amount/Shares                                                                          Date ##          (Note 1)
-------------                                                                          -------          --------
    AGENCY OBLIGATIONS - 55.09%
    $50,000,000       Federal Home Loan Mortgage Discount Notes 1.155%, 5/13/03                      $   49,981,088
     21,000,000       Federal Farm Credit Bank Discount Notes 1.15%, 5/06/03                             20,996,646
                                                                                                     --------------
        Total - Agency Obligations (Cost $70,977,734)                                                    70,977,734
                                                                                                     --------------

    PRIVATE COMPANIES **, #, @ - 42.10%
     Preferred Stock - 42.10%
        647,948   Adeza Biomedical Corporation, Series 5 Preferred                 09/01                  3,000,000
      2,419,355   Ancile Pharmaceuticals, Inc., Series D Preferred                 11/01                          -
      1,314,285   Archemix Corporation, Series A Preferred                     08/02 & 01/03              1,314,285
     44,247,788   Cenquest, Inc., Series 1 Preferred                               07/01                          -
      3,099,999   Ethertronics, Inc., Series B Preferred                       06/01 & 09/02              4,650,000
      1,879,699   Genoptix, Inc., Series B Preferred                               12/01                  2,500,000
      1,523,810   Gyration, Inc., Series C2 Preferred                               3/03                  4,000,000
      4,330,504   LightConnect, Inc., Series B Preferred                           07/01                    948,562
     12,292,441   LightConnect, Inc., Series C Preferred                           01/03                    992,000
      4,374,256   LogicLibrary, Inc., Series A Preferred                           01/02                  2,000,000
     15,739,638   MIDAS Vision Systems, Inc., Series C Preferred                   12/01                    499,341
        933,593   MIDAS Vision Systems, Inc., Series A-1 Preferred                  3/03                  1,054,960
      7,089,552   Monterey Design Systems, Inc., Series 1 Preferred                12/01                  4,750,000
        956,234   NanoOpto Corporation, Series A-1 Preferred                   10/01 & 03/02              1,115,606
      1,538,461   NetLogic Microsystems, Inc., Series D Preferred                  08/01                  5,000,000
      5,333,333   OpVista, Inc., Series B Preferred                                07/01                  4,000,000
     16,000,000   Pilot Software Acquisition Corp., Series A Preferred          5/02 & 04/03              4,000,000
        517,260   Senomyx, Inc., Series E Preferred                                11/01                  1,500,000
      2,211,898   Silverback Systems, Inc., Series B Preferred                     02/02                  1,415,615
     15,463,918   Silverback Systems, Inc., Series C Preferred                     03/03                  1,500,000
      4,166,667   Tensys Medical, Inc., Series C Preferred                         03/02                  5,000,000
      3,096,551   Virtual Silicon Technology, Inc., Series C Preferred             12/01                  5,000,000
                                                                                                     --------------
                                                                                                         54,240,369

     Notes - 0.00%
        850,000       Ancile Pharmaceuticals, Inc., Bridge Note 6%                 10/02 & 01/03                  -
                                                                                                     --------------

     Warrants - 0.00%
              2       Ancile Pharmaceuticals, Inc., Warrant                        10/02 & 01/03                  -
        115,000       Ethertronics, Inc., Warrant                                      09/02                      -
                                                                                                     --------------
                                                                                                                  -

        Total - Private Companies (Cost $68,758,072)                                                     54,240,369
                                                                                                     --------------

    PRIVATE INVESTMENT FUNDS **, # - 1.87%
                      Advanced Technology Ventures VII, L.P.                        08/01-03/03             356,519
                      Burrill Life Sciences Capital Fund                               12/02                252,203
                      CHL Medical Partners II, L.P.                                 01/02-01/03             383,909
                      Morgenthaler Partners VII, L.P.                               07/01-04/03             616,367
                      Prospect Venture Partners II, L.P.                            06/01-04/03             540,109
                      Tallwood II, L.P                                              12/02-02/03             257,400
                                                                                                     --------------
        Total - Private Investment Funds (Cost $2,890,428)                                                2,406,507
                                                                                                     --------------

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

    Excelsior Venture Partners III, LLC
    Portfolio of Investments (Unaudited) Continued
    ----------------------------------------------------------------------------

                                                                                      April 30, 2003
                                                                                      --------------
    INVESTMENT COMPANIES - 1.43%
       1,854,639   Dreyfus Government Cash Management Account (Cost $1,854,639)       $     1,854,639
                                                                                      ---------------

    TOTAL INVESTMENTS (Cost $144,480,873*) - 100.49%                                  $   129,479,249
    OTHER ASSETS & LIABILITIES (NET) - (0.49)%                                               (630,856)
                                                                                      ---------------
    NET ASSETS - 100.00%                                                              $   128,848,393
                                                                                      ===============

*  Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between June 1, 2001 and April 30,
   2003. Total cost of restricted securities at April 30, 2003 aggregated $71,648,500. Total market value of restricted securities owned at April 30, 2003 was $56,646,876 or 43.97% of net assets.
#  Non-income producing securities.
## Required disclosure for restricted securities only.
@ At April 30, 2003 the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at April 30, 2003 was $54,240,369.

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Statement of Assets and Liabilities (Unaudited)
--------------------------------------------------------------------------------

                                                                   April 30, 2003               October 31, 2002
                                                                 ------------------            ------------------
                                                                    (Unaudited)
ASSETS:

Investment Securities, at Cost                                   $      144,480,873            $      144,846,435
                                                                 ==================            ==================

Investment Securities, at Value                                  $      129,479,249            $      138,512,604

Cash and Cash Equivalents                                                   143,954                           ---
Receivables:
     Interest                                                                 1,316                         1,933
     Other Receivables                                                        1,945                       996,290
Prepaid Assets                                                               31,260                        64,783
                                                                 ------------------            ------------------

         Total Assets                                                   129,657,724                   139,575,610
                                                                 ------------------            ------------------

LIABILITIES:

Management Fees Payable (Note 2)                                            628,356                       697,027
Professional Fees Payable                                                    80,820                       202,991
Administration Fees Payable (Note 2)                                         44,890                        38,960
Board of Managers' Fees Payable (Note 2)                                     29,753                        60,000
Other Payables                                                               25,512                        81,617
                                                                 ------------------            ------------------

         Total Liabilities                                                  809,331                     1,080,595
                                                                 ------------------            ------------------

NET ASSETS                                                       $      128,848,393            $      138,495,015
                                                                 ==================            ==================

NET ASSETS consist of:

Accumulated Undistributed Net Investment Loss                    $       (2,294,112)           $       (1,315,299)
Accumulated Net Realized Gain on Investments                                  7,347                         7,363
Net Unrealized Depreciation on Investments                              (15,001,624)                   (6,333,831)
Paid in Capital                                                         146,136,782                   146,136,782
                                                                 ------------------            ------------------

         Total Net Assets                                        $      128,848,393            $      138,495,015
                                                                 ==================            ==================

Units of Membership Interest Outstanding                                    295,210                       295,210
                                                                 ------------------            ------------------

NET ASSET VALUE PER UNIT                                         $           436.46            $           469.14
                                                                 ==================            ==================

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                        Six Months Ended April 30,

                                                                      2003                       2002
                                                             -----------------------     --------------------
INVESTMENT INCOME:

Interest Income                                              $               499,480     $            988,746
Dividend Income                                                                4,881                        -
                                                             -----------------------     --------------------
         Total Income                                                        504,361                  988,746
                                                             -----------------------     --------------------

EXPENSES:

Management Fees (Note 2)                                                   1,296,800                1,450,460
Organizational Expenses                                                            -                  (93,880)
Administration Fees (Note 2)                                                  75,394                   80,148
Insurance Expense                                                             33,523                   12,780
Board of Managers' Fees (Note 2)                                              29,753                   52,753
Professional Fees                                                             24,795                  142,464
Custodian Fees                                                                10,510                    8,926
Miscellaneous Fees                                                            12,399                   12,398
                                                             -----------------------     --------------------
         Total Expenses                                                    1,483,174                1,666,049

NET INVESTMENT LOSS                                                         (978,813)                (677,303)
                                                             -----------------------     --------------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain (Loss) on Security Transactions                                (16)                     764

Change in Unrealized Depreciation on Investments                          (8,667,793)                 (72,842)
                                                             -----------------------     --------------------

NET REALIZED AND UNREALIZED
  LOSS ON INVESTMENTS                                                     (8,667,809)                 (72,078)
                                                             -----------------------     --------------------

NET DECREASE IN NET
  ASSETS RESULTING FROM OPERATIONS                           $            (9,646,622)    $           (749,381)
                                                             =======================     ====================

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                                Three Months Ended April 30,

                                                                2003                    2002
                                                         ------------------     -------------------
INVESTMENT INCOME:

Interest Income                                          $          208,229     $           433,479
Dividend Income                                                       2,718                       -
                                                         ------------------     -------------------
         Total Income                                               210,947                 433,479
                                                         ------------------     -------------------

EXPENSES:

Management Fees (Note 2)                                            628,357                 712,339
Organizational Expenses                                                   -                 (93,880)
Administration Fees (Note 2)                                         36,415                  33,152
Insurance Expense                                                    16,269                   6,284
Board of Managers' Fees (Note 2)                                     14,630                  14,630
Professional Fees                                                    12,192                  92,053
Custodian Fees                                                        5,263                   4,389
Miscellaneous Fees                                                    6,096                   8,617
                                                         ------------------     -------------------
         Total Expenses                                             719,222                 777,584

NET INVESTMENT LOSS                                                (508,275)               (344,105)
                                                         ------------------     -------------------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain (Loss) on Security Transactions                       (20)                    165

Change in Unrealized Depreciation on Investments                 (3,242,135)                (54,148)
                                                         ------------------     -------------------

NET REALIZED AND UNREALIZED
  LOSS ON INVESTMENTS                                            (3,242,155)                (53,983)
                                                         ------------------     -------------------

NET DECREASE IN NET
  ASSETS RESULTING FROM OPERATIONS                       $       (3,750,430)    $          (398,088)
                                                         ==================     ===================

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Changes in Net Assets (Unaudited)
--------------------------------------------------------------------------------

                                                                    Six Months Ended April 30,

                                                               2003                            2002
                                                      ----------------------          ----------------------
OPERATIONS:

Net Investment Loss                                   $             (978,813)         $             (677,303)
Net Realized Gain (Loss) on Investments                                  (16)                            764
Change in Unrealized
  Depreciation on Investments                                     (8,667,793)                        (72,842)
                                                      ----------------------          ----------------------
Net Decrease in Net Assets
  Resulting from Operations                                       (9,646,622)                       (749,381)
                                                      ----------------------          ----------------------

NET DECREASE IN NET ASSETS                                        (9,646,622)                       (749,381)

NET ASSETS:

Beginning of Period                                              138,495,015                     146,420,778
                                                      ----------------------          ----------------------

End of Period                                         $          128,848,393          $          145,671,397
                                                      ======================          ======================

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                       Six Months Ended April  30,

                                                                                       2003                   2002
                                                                                 ----------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Decrease in Net Assets Resulting from Operations....................    $     (9,646,622)     $         (749,381)
   Adjustments to reconcile net decrease in net assets from
     operations to net cash provided by/ used in operating activities:
       Change in unrealized depreciation on investments......................           8,667,793                  72,842
       Purchase of investments...............................................         (10,572,673)            (30,076,827)
       Change in short-term investments......................................          10,938,235              25,824,595
       Decrease (increase) in interest receivable............................                 617                  (4,447)
       Decrease in other receivable..........................................             994,345                  50,000
       Decrease in prepaid insurance.........................................              33,523                  12,779
       Decrease in expenses payable..........................................            (271,264)               (862,683)
                                                                                 ----------------      ------------------

         Net cash provided by/ used in operating activities..................             143,954              (5,733,122)
                                                                                 ----------------      ------------------

         Net change in cash..................................................             143,954              (5,733,122)
                                                                                 ----------------      ------------------

           Cash at beginning of period.......................................                  --               8,433,122
                                                                                 ----------------      ------------------
           Cash at end of period.............................................    $        143,954      $        2,700,000
                                                                                 ================      ==================

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Financial Highlights (Unaudited)
--------------------------------------------------------------------------------

Per Unit Operating Performance:  (1)

                                                                             Six Months Ended April 30,

                                                                        2003                          2002
                                                                 ------------------            ------------------
   NET ASSET VALUE, BEGINNING OF PERIOD .......................  $           469.14            $           495.99

   INCOME FROM INVESTMENT OPERATIONS:
     Net investment loss ......................................               (3.32)                        (2.29)
     Net realized and unrealized loss on investment
      transactions. ...........................................              (29.36)                        (0.25)
                                                                 ------------------            ------------------
       Total from investment operations .......................              (32.68)                        (2.54)
                                                                 ------------------            ------------------

   NET ASSET VALUE, END OF PERIOD .............................  $           436.46            $           493.45
   TOTAL NET ASSET VALUE RETURN (3), (4) ......................               (6.97)%                       (0.51)%
                                                                 ==================            ==================

   RATIOS AND SUPPLEMENTAL DATA:
     Net assets, end of period (000's) ........................  $          128,848            $          145,671
     Ratios to average net assets: (2)
       Net expenses ...........................................                2.23%                         2.28%
       Net investment loss ....................................               (1.47)%                       (0.93)%
     Portfolio Turnover Rate ..................................                0.00%                         0.00%

(1) Selected data for a unit of membership interest outstanding through each period.
(2)  Annualized
(3)  Not annualized
(4) Total investment return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's units were issued in a private placement and are not traded. Therefore the market value total investment return is not calculated.

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

                       Excelsior Venture Partners III, LLC

                    Notes to Financial Statements (Unaudited)

                                 April 30, 2003

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

     The financial information for the Company as of April 30, 2003 and 2002 and for the three and six-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended October 31, 2002. Operating results for the three or six months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

          At April 30, 2003, market quotations were not readily available for securities valued at $56,646,876. Such securities were valued by the Investment Advisers, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          At April 30, 2003, the cost of investment for Federal income tax purposes was $144,480,873. At April 30, 2003, the net and gross unrealized depreciation amounted to ($15,001,624).

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

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     U.S. Trust Company served during the reporting period as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the first closing date and 1.00% of net assets thereafter. Pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company, N.A. served during the reporting period as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser.

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

     U.S. Trust NY is a New York state-chartered bank and trust company and a member of the Federal Reserve System. Effective June 1, 2003, U.S. Trust Company merged into U.S. Trust Company, N.A., a nationally chartered bank. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, will serve as Investment Adviser to the Company. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. has assumed the duties and obligations of U.S. Trust Company under the Agreement. The merger will have no impact on the management or operations of the investment advisory functions performed for the Company and does not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation ("Schwab").

     Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC Inc. ("PFPC"), a majority-owned subsidiary of the PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company's custodian. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $15,000 for taxation services and (iii) reimburses PFPC for out-of-pocket expenses.

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

     As of April 30, 2003, Excelsior Venture Investors III, LLC had an investment in the Company of $81,797,190. This represents an ownership interest of 63.48% in the Company.

Note 3 -- Purchases and Sales of Securities:

     Excluding short-term investments, the Company had $10,572,673 in purchases and $0 in sales of securities for the six-month period ended April 30, 2003. Excluding short-term investments, the Company had $30,076,827 in purchases and $0 in sales of securities for the six-month period ended April 30, 2002.

Note 4 -- Commitments

     As of April 30, 2003, the Company had outstanding investment commitments totaling $14,109,571.

Note 5 -- Transactions with Affiliated Portfolio Companies


     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the period ended April 30, 2003. Transactions with companies, which are or were affiliates were as follows:


                                                                        For the Six Month Period Ended April 30, 2003
                                                                       ------------------------------------------------

                                                                                                                       Cumulative
                                                        October 31,                     Sale/Merger      Realized         Value
Affiliate                                               2002 Value       Purchases        Proceeds      Gain (Loss)      (Note 1)
------------------------------------------------      --------------   -------------  --------------  --------------  ------------
Archemix Corporation, Series A
   Preferred                                          $    628,571     $   685,714           --             --        $  1,314,285
Ancile Pharmaceuticals, Inc., Bridge Notes 6%              600,000         250,000           --             --                  --
Ancile Pharmaceuticals, Inc.,Warrant                            --              --           --             --                  --
Gyration, Inc., Series C2 Preferred                             --       4,000,000           --             --           4,000,000
LightConnect, Inc., Series B Preferred                     948,562              --           --             --             948,562
LightConnect, Inc., Series C Preferred                          --         992,000           --             --             992,000
MIDAS Vision Systems, Inc., Series A-1 Preferred                --       1,054,960           --             --           1,054,960
MIDAS Vision Systems, Inc., Series C Preferred           4,000,000              --           --             --             499,341
Pilot Software Acquisition Corp.,  Series A
   Preferred                                             3,000,000       1,000,000           --             --           4,000,000
Silverback Systems, Inc., Series B Preferred             1,415,614              --           --             --           1,415,615
Silverback Systems, Inc., Series C Preferred                    --       1,500,000           --             --           1,500,000
                                                      ------------     -----------    --------------  -------------   ------------
       Total                                          $ 10,592,747     $ 9,482,674           --             --        $ 15,724,763
                                                      ------------     -----------    --------------  -------------   ------------


                     Independent Accountant's Review Report

To the Members and Board of Managers of
Excelsior Venture Partners III, LLC

We have reviewed the accompanying statement of assets and liabilities of Excelsior Venture Partners III, LLC ("the Fund"), including the portfolio of investments, as of April 30, 2003, the related statements of operations for the three-month and six-month periods ended April 30, 2003 and 2002, and the statement of changes in net assets, the statement of cash flows, and the financial highlights for the six-month periods ended April 30, 2003 and 2002. These financial statements and financial highlights are the responsibility of the Fund's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2002, the related statements of operations and cash flows for the year then ended, the statement of changes in net assets and the financial highlights for the period from April 5, 2001 (commencement of operations) to October 31, 2002 (not presented herein) and in our report dated December 17, 2002, we expressed an unqualified opinion on such financial statements and financial highlights.

                                ERNST & YOUNG LLP

Boston, Massachusetts
June 11, 2003

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six-month Period Ended April 30, 2003 as Compared to the Similar Period in 2002

Realized and Unrealized Gains and Losses from Portfolio Investments

         For the six-month periods ended April 30, 2003 and 2002, the Company had a net realized gain/(loss) on security transactions of ($16) and $764, respectively. For the six-month periods ended April 30, 2003 and 2002, the Company had a net change in unrealized depreciation on investments of ($8,667,793) and ($72,842), respectively. The realized gains/(losses) were principally the result of the Company's sale of short-term investments during these periods. The change in unrealized depreciation was principally the result of write-downs taken during the period ended April 30, 2003. For the period ended April 30, 2002, the change in unrealized depreciation was principally the result of a decline in the value of short-term investments.

Investment Income and Expenses

         For the six-month period ended April 30, 2003, the Company had investment income of $504,361 and net operating expenses of $1,483,174, resulting in a net investment loss of ($978,813). In comparison, for the similar period ended April 30, 2002, the Company had investment income of $988,746 and net operating expenses of $1,666,049, resulting in a net investment loss of ($677,303). This decrease in net investment income resulted from the negative impact of the decline in short-term interest rates, along with a decrease in assets invested in short-term instruments. The decrease in operating expenses was due to a decline in management fees as a result of reduced net assets during the period.

         For the three-month period ended April 30, 2003, the Company had investment income of $210,947 and net operating expenses of $719,222, resulting in a net investment loss of ($508,275). In comparison, for the similar period ended April 30, 2002, the Company had investment income of $433,479 and net operating expenses of $777,584, resulting in a net investment loss of ($344,105). This decrease in net investment income also resulted from the negative impact of the decline in short-term interest rates, along with a decrease in assets invested in short-term instruments. The decrease in operating expenses was also due to a decline in management fees as a result of reduced net assets during the period.

         U.S. Trust Company (the "Investment Adviser") and United States Trust Company of New York and U.S. Trust Company, N.A. (each an "Investment Sub-Adviser" and together with U.S. Trust Company, the "Investment Advisers") provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the six-month periods ended April 30, 2003 and 2002, the Investment Advisers earned $1,296,800 and $1,450,460 in management fees, respectively. Management fees declined over the period ended April 30, 2003 due to the decline in net assets.

Net Assets

     At April 30, 2003, the Company's net assets were $128,848,393, or a net asset value per unit of membership interest of $436.46. This represents a decrease of ($9,646,622) from net assets of $138,495,015, or a net asset value per unit of membership interest of $469.14, at October 31, 2002. The decrease resulted from (i) a $3,850,000 write-down of Ancile Pharmaceuticals, Inc., a private company investment, (ii) a $3,550,658 write-down of MIDAS Vision Systems, Inc., (iii) a $1,115,606 write-down of NanoOpto Corporation, a private company investment, and (iv) operating expenses exceeding investment income during the period primarily due to a decline in net investment income and the management fee accrual

Liquidity and Capital Resources

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

     At April 30, 2003, the Company held $143,954 in cash and $72,832,373 in short-term investments as compared to $0 in cash and $83,770,608 in investments at October 31, 2002. The decrease in short-term investments from October 31, 2002 was due to follow-on investments in private companies as wells as capital calls for private investment funds. The Company, during this period funded additional capital per its commitments to Advanced Technology Ventures VII, L.P., Burrill Life Sciences Capital Fund, CHL Medical Partners II, L.P., Morgenthaler Partners VII, L.P., Prospect Venture Partners II, L.P., and Tallwood Venture Partners II, L.P., each a private investment fund. In connection with the Company's total commitments to private funds in the amount of $17,000,000 since inception, the Company, through April 30, 2003, has contributed $2,890,429 or 17% of the total capital committed thus far. The Company participated in follow-on financing rounds for six of its private companies: 1) LightConnect, Inc. for $992,000, 2) Ancile Pharmaceuticals for $250,000, 3) Archemix Corporation for $685,714, 4) MIDAS Vision Systems Series A-1 Preferred for $1,054,960, 5) Pilot Software Series A Preferred for $1,000,000, and 6) Silverback Systems Series C Preferred for $1,500,000. The Company also closed and funded one new private company investment in Gyration, Inc. Series C2 Preferred for $4,000,000.

     The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 44.0% of the Company's net assets. During the six-month period ended April 30, 2003, changes to these estimates, i.e. changes in the valuations of private investments, resulted in an $8.7 million decrease in net asset value.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 44.0% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. As of April 30, 2003, the Company directly held no investments in the securities of public companies.

Item 4. Controls and Procedures.

     (a) The Company has established and maintained disclosure controls and procedures which are designed to provide reasonable assurance that material information relating to the Company is made known to its Co-Chief Executive Officers and its Treasurer. The Company has established a Disclosure Committee, which is made up of several key management employees of the Investment Adviser and its affiliates, that report directly to the Company's Co-Chief Executive Officers and Treasurer. The Disclosure Committee monitors and evaluates these disclosure controls and procedures. The Co-Chief Executive Officers and Treasurer have evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report. Based on this evaluation, the Co-Chief Executive Officers and Treasurer have concluded that the Company's disclosure controls and procedures were effective in providing reasonable assurance that material information relating to the Company was made known to them during the period covered in this report. However, at the time the evaluation occurred, it was noted that the quarterly reports of the Company filed on Form 10-Q for the fiscal quarters ended April 30, 2001 and 2002 and July 31, 2001 and 2002 did not include Statements of Operations for the three- month periods then ended and for the corresponding periods of the prior years. Such information is included in this Quarterly Report on Form 10-Q, and the Company will file appropriate amendments to its prior Reports.

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

(a)      Exhibits.

         15 Independent Accountant's Acknowledgement Letter

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

                                    EXCELSIOR VENTURE PARTNERS III, LLC


Date:  June 16, 2003                By: /s/ David I. Fann
                                        --------------------------------
                                            David I. Fann
                                            Co-Chief Executive Officer

Date:  June 16, 2003                By: /s/ Douglas A. Lindgren
                                        --------------------------------
                                            Douglas A. Lindgren
                                            Co-Chief Executive Officer

Date:  June 16, 2003                By: /s/ Robert F. Aufenanger
                                        --------------------------------
                                            Robert F. Aufenanger
                                            Treasurer
                                            (Principal Financial Officer)

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

Date: June 16, 2003

/s/ David I. Fann
----------------------
David I. Fann, Co-Chief Executive Officer

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

Date: June 16, 2003

/s/ Douglas A. Lindgren
--------------------------
Douglas A. Lindgren, Co-Chief Executive Officer

                           CERTIFICATION OF TREASURER

I, Robert F. Aufenanger, certify that:

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

Date: June 16, 2003

/s/ Robert F. Aufenanger
------------------------
Robert F. Aufenanger, Treasurer