Form 10-Q
period 2003-07-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2003-09-15
CIK 1103076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-
    ACT OF 1934.

For the quarterly period ended July 31, 2003
                               -------------------------------------------------

                                       OR

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the transition period from ____________________ to ____________________


                        Commission file number 000-29665
                                              ---------------

                       EXCELSIOR VENTURE PARTNERS III, LLC
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                                                          13-4102528
------------------------------------------------------------------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)       (I.R.S. Employer Identification No.)

114 West 47th Street, New York, NY                                                10036-1532
------------------------------------------------------------------------------------------------------------
(Address of Principal Executive Offices)                                          (Zip Code)

Registrant's Telephone Number, Including Area Code (212) 852-1000
                                                   -----------------------------

--------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                    Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___
                                             ---

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

                 INDEX                                                                         PAGE NO.
                 -----                                                                         --------
PART I.          FINANCIAL INFORMATION

  Item 1.        Financial Statements.                                                               1

                 Portfolio of Investments as of July 31, 2003.                                       2

                 Statement of Assets and Liabilities at July 31, 2003 and October 31, 2002.          4

                 Statement of Operations for the nine-month periods ended July 31, 2003 and
                 July 31, 2002.                                                                      5

                 Statement of Operations for the three-month periods ended July 31, 2003 and
                 July 31, 2002.                                                                      6

                 Statement of Changes in Net Assets for the nine-month periods ended July
                 31, 2003 and July 31, 2002.                                                         7

                 Statement of Cash Flows for the nine-month periods ended July 31, 2003 and
                 July 31, 2002.                                                                      8

                 Financial Highlights for the nine-month periods ended July 31, 2003 and
                 July 31, 2002.                                                                      9

                 Notes to Financial Statements.                                                     10

                 Independent Accountants' Review Report.                                            13

  Item 2.        Management's Discussion and Analysis of Financial Condition and Results of         14
                 Operations.

  Item 3.        Quantitative and Qualitative Disclosures about Market Risk.                        16

  Item 4.        Controls and Procedures.                                                           17

PART II.         OTHER INFORMATION

  Item 1.        Legal Proceedings.                                                                 17

  Item 2.        Changes in Securities and Use of Proceeds.                                         17

  Item 3.        Defaults Upon Senior Securities.                                                   17

  Item 4.        Submission of Matters to a Vote of Security Holders.                               17

  Item 5.        Other Information.                                                                 17

  Item 6.        Exhibits and Reports on Form 8-K.                                                  17

SIGNATURES                                                                                          18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)

                                                      July 31, 2003
                                                 ----------------------
                                                   Value       Percent of Net
                                                                   Assets
                                              --------------   --------------
PORTFOLIO STRUCTURE
-------------------

    SHORT-TERM INVESTMENTS:

         AGENCY OBLIGATIONS                   $   65,000,000           53.13%
         INVESTMENT COMPANIES                      1,734,639            1.42%

    PRIVATE COMPANIES                             52,858,564           43.21%

    PRIVATE INVESTMENT FUNDS                       2,742,650            2.24%

                                              --------------   --------------

    TOTAL INVESTMENTS                            122,335,853          100.00%
      OTHER ASSETS & LIABILITIES (NET)                 2,215            0.00%
                                              --------------   --------------

    NET ASSETS                                $  122,338,068          100.00%
                                              ==============   ==============

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)

                                                                                           July 31, 2003
                                                                                           -------------

  Principal                                                                       Acquisition           Value
Amount/Shares                                                                       Date ##            (Note 1)
-------------                                                                       -------            --------
  AGENCY OBLIGATIONS - 53.13%
  $65,000,000   Federal Home Loan Mortgage Corporation Discount Notes 1.00%,
                 8/1/03 (Cost $65,000,000)                                                          $   65,000,000
                                                                                                    --------------

  PRIVATE COMPANIES **, #, @ - 43.21%
   Common & Preferred Stocks - 43.21%
      647,948   Adeza Biomedical Corporation, Series 5 Preferred                     09/01               3,000,000
    2,419,355   Ancile Pharmaceuticals, Inc., Series D Preferred                     11/01                       -
    1,314,285   Archemix Corporation, Series A Preferred                         08/02 & 01/03           1,314,285
   44,247,788   Cenquest, Inc., Series 1 Preferred                                   07/01                       -
    3,766,666   Ethertronics, Inc., Series B Preferred                          06/01,09/02&07/03        5,650,000
       46,860   Genoptix, Inc., Common Stock                                         07/03                       -
      942,481   Genoptix, Inc., Series B-1 Preferred                                 07/03               1,253,500
      500,883   Genoptix, Inc., Series B-2 Preferred                                 07/03                 443,787
    1,523,810   Gyration, Inc., Series C-2 Preferred                                 03/03               4,000,000
    4,330,504   LightConnect, Inc., Series B Preferred                               07/01                 948,562
   12,292,441   LightConnect, Inc., Series C Preferred                               01/03                 992,000
    4,374,256   LogicLibrary, Inc., Series A Preferred                               01/02               2,000,000
      933,593   MIDAS Vision Systems, Inc., Series A-1 Preferred                     03/03               1,477,178
      157,396   MIDAS Vision Systems, Inc., Common Stock                             03/03                  71,183
      708,955   Monterey Design Systems, Inc., Common Stock                          06/03                       -
    3,333,333   Monterey Design Systems, Inc., Series 2 Preferred Stock              06/03               6,600,000
      956,234   NanoOpto Corporation, Series A-1 Preferred                       10/01& 03/02              892,454
    1,538,461   NetLogic Microsystems, Inc., Series D Preferred                      08/01               5,000,000
    5,333,333   OpVista, Inc., Series B Preferred                                    07/01                 800,000
   20,000,000   Pilot Software Acquisition Corp., Series A Preferred             5/02 & 04/03            4,000,000
      517,260   Senomyx, Inc., Series E Preferred                                    11/01               1,500,000
    2,211,898   Silverback Systems, Inc., Series B Preferred                         02/02               1,415,615
   15,463,918   Silverback Systems, Inc., Series C Preferred                         03/03               1,500,000
    4,166,667   Tensys Medical, Inc., Series C Preferred                             03/02               5,000,000
    3,096,551   Virtual Silicon Technology, Inc., Series C Preferred                 12/01               5,000,000
                                                                                                    --------------
                                                                                                        52,858,564

  Notes - 0.00%
      850,000   Ancile Pharmaceuticals, Inc., Bridge Note 6%                     10/02 & 01/03                   -
                                                                                                    --------------

  Warrants - 0.00%
            2   Ancile Pharmaceuticals, Inc.                                     10/02 & 01/03                   -
      115,000   Ethertronics, Inc.                                                   09/02                       -
      100,000   Ethertronics, Inc.                                                   07/03                       -
                                                                                                    --------------
                                                                                                                 -

      Total - Private Companies (Cost $73,201,857)                                                      52,858,564
                                                                                                    --------------

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited) Continued

                                                                                           July 31, 2003
                                                                                           -------------
  PRIVATE INVESTMENT FUNDS **, # - 2.24%
                Advanced Technology Ventures VII, L.P.                           08/01-05/03        $      487,023
                Burrill Life Sciences Capital Fund                                   12/02                 235,389
                CHL Medical Partners II, L.P.                                    01/02-07/03               432,840
                Morgenthaler Partners VII, L.P.                                  07/01-04/03               610,735
                Prospect Venture Partners II, L.P.                               06/01-07/03               737,861
                Tallwood II, L.P.                                                12/02-02/03               238,802
                                                                                                    --------------
      Total - Private Investment Funds (Cost $3,355,429)                                                 2,742,650
                                                                                                    --------------

  INVESTMENT COMPANIES - 1.42%

    1,734,639   Dreyfus Government Cash Management Account (Cost $1,734,639)                             1,734,639
                                                                                                    --------------

  TOTAL INVESTMENTS (Cost $143,291,925*) - 100.00%                                                  $  122,335,853
  OTHER ASSETS & LIABILITIES (NET) - 0.00%                                                                   2,215
                                                                                                    --------------
  NET ASSETS - 100.00%                                                                              $  122,338,068
                                                                                                    ==============

*  Aggregate cost for federal tax and book purposes.
** Restricted as to public resale. Acquired between June 1, 2001 and July 31,
   2003. Total cost of restricted securities at July 31, 2003 aggregated $76,557,286. Total market value of restricted securities owned at July 31, 2003 was $55,601,214 or 45.45% of net assets.
#  Non-income producing securities.
## Required disclosure for restricted securities only.
@ At July 31, 2003 the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at July 31, 2003 was $52,858,564.

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Statement of Assets and Liabilities

                                                 July 31, 2003        October 31, 2002
                                                 -------------        ----------------
                                                  (Unaudited)
ASSETS:

Investment Securities, at Cost                   $ 143,291,925          $ 144,846,435
                                                 =============          =============

Investment Securities, at Value                  $ 122,335,853          $ 138,512,604

Cash and Cash Equivalents                              809,356                      -
Receivables:
     Interest                                            1,414                  1,933
     Other Receivables                                   1,945                996,290
Prepaid Assets                                          20,406                 64,783
                                                 -------------          -------------

         Total Assets                              123,168,974            139,575,610
                                                 -------------          -------------

LIABILITIES:

Management Fees Payable (Note 2)                       616,718                697,027
Professional Fees Payable                               99,582                202,991
Administration Fees Payable (Note 2)                    48,107                 38,960
Board of Managers' Fees Payable (Note 2)                44,876                 60,000
Other Payables                                          21,623                 81,617
                                                 -------------          -------------

         Total Liabilities                             830,906              1,080,595
                                                 -------------          -------------

NET ASSETS                                       $ 122,338,068          $ 138,495,015
                                                 =============          =============

NET ASSETS consist of:

Accumulated Undistributed Net Investment Loss    $  (2,849,989)         $  (1,315,299)
Accumulated Net Realized Gain on Investments             7,347                  7,363
Net Unrealized Depreciation on Investments         (20,956,072)            (6,333,831)
Paid in Capital                                    146,136,782            146,136,782
                                                 -------------          -------------

         Total Net Assets                        $ 122,338,068          $ 138,495,015
                                                 =============          =============

Units of Membership Interest Outstanding               295,210                295,210
                                                 -------------          -------------

NET ASSET VALUE PER UNIT                         $      414.41          $      469.14
                                                 =============          =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Statement of Operations (Unaudited)

                                                     Nine Months Ended July 31,

                                                         2003           2002
                                                     ------------   -----------
INVESTMENT INCOME:
Interest Income                                      $    683,066   $ 1,371,465
Dividend Income                                             9,638             -
                                                     ------------   -----------
         Total Income                                     692,704     1,371,465
                                                     ------------   -----------

EXPENSES:

Management Fees (Note 2)                                1,913,518     2,184,803
Organizational Expenses                                         -       (93,880)
Administration Fees (Note 2)                              112,185       120,755
Professional Fees                                          70,921       214,661
Insurance Expense                                          51,420        19,276
Board of Managers' Fees (Note 2)                           44,876        67,876
Custodian Fees                                             15,773        13,463
Miscellaneous Fees                                         18,701        18,702
                                                     ------------   -----------
         Total Expenses                                 2,227,394     2,545,656

NET INVESTMENT LOSS                                    (1,534,690)   (1,174,191)
                                                     ------------   -----------

REALIZED AND UNREALIZED GAIN
  (LOSS) ON INVESTMENTS

Net Realized Gain (Loss) on Security Transactions             (16)          764

Change in Unrealized Depreciation on Investments      (14,622,241)   (2,620,380)
                                                     ------------   -----------

NET REALIZED AND UNREALIZED
  LOSS ON INVESTMENTS                                 (14,622,257)   (2,619,616)
                                                     ------------   -----------

NET DECREASE IN NET
   ASSETS RESULTING FROM OPERATIONS                  $(16,156,947)  $(3,793,807)
                                                     ============   ===========

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Statement of Operations (Unaudited)

                                                     Three Months Ended July 31,

                                                          2003          2002
                                                      -----------   -----------
INVESTMENT INCOME:

Interest Income                                       $   183,586   $   382,719
Dividend Income                                             4,757             -
                                                      -----------   -----------
         Total Income                                     188,343       382,719
                                                      -----------   -----------

EXPENSES:

Management Fees (Note 2)                                  616,718       734,343
Professional Fees                                          46,126        72,197
Administration Fees (Note 2)                               36,791        40,607
Insurance Expense                                          17,897         6,496
Board of Managers' Fees (Note 2)                           15,123        15,123
Custodian Fees                                              5,263         4,537
Miscellaneous Fees                                          6,302         6,304
                                                      -----------   -----------
         Total Expenses                                   744,220       879,607

NET INVESTMENT LOSS                                      (555,877)     (496,888)
                                                      -----------   -----------

REALIZED AND UNREALIZED LOSS ON INVESTMENTS

Net Realized Loss on Security Transactions                      -             -

Change in Unrealized Depreciation on Investments       (5,954,448)   (2,547,538)
                                                      -----------   -----------

NET UNREALIZED LOSS ON INVESTMENTS                     (5,954,448)   (2,547,538)
                                                      -----------   -----------

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS  $(6,510,325)  $(3,044,426)
                                                      ===========   ===========

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Statement of Changes in Net Assets (Unaudited)

                                                                   Nine Months Ended July 31,

                                                                  2003                         2002
                                                         ----------------------       ----------------------
OPERATIONS:

Net Investment Loss                                      $         (1,534,690)        $         (1,174,191)
Net Realized Gain (Loss) on Investments                                   (16)                         764
Change in Unrealized Depreciation on Investments                  (14,622,241)                  (2,620,380)
                                                         ----------------------       ----------------------
Net Decrease in Net Assets Resulting from Operations              (16,156,947)                  (3,793,807)
                                                         ----------------------       ----------------------

NET DECREASE IN NET ASSETS                                        (16,156,947)                  (3,793,807)

NET ASSETS:

Beginning of Period                                               138,495,015                  146,420,778
                                                         ----------------------       ----------------------

End of Period                                            $        122,338,068         $        142,626,971
                                                         ======================       ======================

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Statement of Cash Flows (Unaudited)

                                                                                           Nine Months Ended July 31,

                                                                                          2003                    2002
                                                                              ---------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Decrease in Net Assets Resulting from Operations ....................   $       (16,156,947)  $        (3,793,807)
   Adjustments to reconcile net decrease in net assets resulting from operations to net cash provided by/used in operating activities:
      Change in unrealized depreciation on investments ......................            14,622,241             2,620,380
      Purchase of investments ...............................................           (15,481,459)          (33,306,827)
      Change in short-term investments ......................................            17,035,969            27,342,642
      Decrease (increase) in interest receivable ............................                   519                (7,833)
      Decrease in other receivable ..........................................               994,345                48,729
      Decrease in prepaid insurance .........................................                44,377                12,870
      Decrease in expenses payable ..........................................              (249,689)             (720,705)
                                                                                --------------------- ---------------------

       Net cash provided by/used in operating activities ....................               809,356            (7,804,551)
                                                                                --------------------- ---------------------

       Net change in cash ...................................................               809,356            (7,804,551)
                                                                                --------------------- ---------------------

        Cash at beginning of period .........................................                    --             8,433,122
                                                                                --------------------- ---------------------
        Cash at end of period ...............................................   $           809,356   $           628,571
                                                                                ===================== =====================

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

                                                                Nine Months Ended July 31,

                                                                2003                   2002
                                                          ----------------       ----------------
   NET ASSET VALUE, BEGINNING OF PERIOD ................          $ 469.14               $ 495.99

   INCOME FROM INVESTMENT OPERATIONS:
     Net investment loss ...............................             (5.20)                 (3.98)
     Net realized and unrealized loss on investment
      transactions .....................................            (49.53)                 (8.87)
                                                                  --------               --------
       Total from investment operations ................            (54.73)                (12.85)
                                                                  --------               --------

   NET ASSET VALUE, END OF PERIOD ......................          $ 414.41               $ 483.14
   TOTAL NET ASSET VALUE RETURN (3), (4) ...............            (11.67)%                (2.59)%
                                                                  ========               ========

   RATIOS AND SUPPLEMENTAL DATA:
     Net assets, end of period (000's) .................          $122,338               $142,627
     Ratios to average net assets: (2)
       Gross expenses ..................................              2.27%                  2.42%
       Net expenses ....................................              2.27%                  2.34%
       Net investment loss .............................             (1.57)%                (1.08)%
     Portfolio Turnover Rate (3) .......................              0.00%                  0.00%

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

                                  July 31, 2003

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

     The financial information for the Company as of July 31, 2003 and 2002 and for the three and nine-month periods then ended is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which, in the opinion of management are necessary in order to make the financial statements not misleading at such dates and for those periods. These financial statements have been prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company's Form 10-K for the year ended October 31, 2002. Operating results for the three or nine months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost, until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Advisers or a committee of the Board and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

          At July 31, 2003, market quotations were not readily available for securities valued at $55,601,214. Such securities were valued by the Investment Advisers, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          At July 31, 2003, the cost of investments for Federal income tax purposes was $143,291,925. At July 31, 2003, the net unrealized depreciation amounted to $20,956,072, which is comprised of gross unrealized appreciation of $4,022,218 and aggregate gross unrealized depreciation of $24,978,290.

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

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Prior to June 1, 2003, and pursuant to an Investment Advisory Agreement (the "Agreement"),U.S. Trust Company served during the reporting period as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the first closing date and 1.00% of net assets thereafter. Prior to June 1, 2003, and pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company, N.A. served as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser.

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

     U.S. Trust NY is a New York state-chartered bank and trust company and a member of the Federal Reserve System. Effective June 1, 2003, U.S. Trust Company merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. has assumed the duties and obligations of U.S. Trust Company under the Agreement. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, serves as Investment Adviser to the Company with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, serving as a sub-investment adviser. The merger will have no impact on the management or operations of the investment advisory functions performed for the Company, and does not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation ("Schwab").

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

     Charles Schwab & Co., Inc. (the "Distributor"), the principal subsidiary of Schwab, serves as the Company's distributor for the offering of units. The Investment Adviser paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in this offering. The Investment Adviser or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from this offering.

     Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended and is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

     As of July 31, 2003, Excelsior Venture Investors III, LLC had an investment in the Company of $77,664,164. This represents an ownership interest of 63.48% in the Company.

Note 3 -- Purchases and Sales of Securities:

     Excluding short-term investments, the Company had $15,481,459 in purchases and $0 in sales of securities for the nine-month period ended July 31, 2003. Excluding short-term investments, the Company had $33,306,827 in purchases and $0 in sales of securities for the nine-month period ended July 31, 2002.

Note 4 -- Commitments

     As of July 31, 2003, the Company had outstanding investment commitments totaling $16,644,571.

Note 5 -- Transactions with Affiliated Portfolio Companies

     An affiliated company is a company in which the Company has ownership of at least 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the period ended July 31, 2003. Transactions with companies, which are or were affiliates were as follows:

                                                                      For the Nine-Month Period Ended July 31, 2003
                                                                      ---------------------------------------------
                                                                                                                Cumulative
                                                        October 31,                 Sale/Merger    Realized        Value
Affiliate                                               2002 Value     Purchases      Proceeds    Gain (Loss)    (Note 1)
----------------------------------------------------    -----------   -----------   -----------   -----------   -----------
Archemix Corporation, Series A Preferred                $   628,571   $   685,714            --            --   $ 1,314,285
Ancile Pharmaceuticals, Inc., Bridge Notes 6%               600,000       250,000            --            --            --
Ancile Pharmaceuticals, Inc., Warrant                            --            --            --            --            --
Ethertronics Inc., Series B Preferred                            --     1,000,000            --            --     1,000,000
Ethertronics Inc., Warrant                                       --            --            --            --            --
Genoptix, Inc., Bridge Note 6%                                   --       443,787       443,787            --            --
Genoptix, Inc., Series B Preferred                        2,500,000            --     2,500,000            --            --
Genoptix, Inc., Series B-1 Preferred                             --     2,500,000            --            --     1,253,500
Genoptix, Inc., Series B-2 Preferred                             --       443,787            --            --       443,787
Genoptix, Inc., Common Stock                                     --            --            --            --            --
Gyration, Inc., Series C2 Preferred                              --     4,000,000            --            --     4,000,000
LightConnect, Inc., Series B Preferred                      948,562            --            --            --       948,562
LightConnect, Inc., Series C Preferred                           --       992,000            --            --       992,000
MIDAS Vision Systems, Inc., Series A-1 Preferred                 --     1,054,960            --            --     1,477,178
MIDAS Vision Systems, Inc., Series C Preferred            4,000,000            --     4,000,000            --            --
MIDAS Vision Systems, Inc., Common Stock                         --     4,000,000            --            --        71,183
Monterey Design Systems, Inc., Series 1 Preferred         4,750,000            --     4,750,000            --            --
Monterey Design Systems, Inc., Common Stock                      --     4,750,000            --            --            --
Monterey Design Systems, Inc., Series 2 Preferred                --     3,000,000            --            --     6,600,000
Pilot Software Acquisition Corp., Series A Preferred      3,000,000     1,000,000            --            --     4,000,000
Silverback Systems, Inc., Series B Preferred              1,415,614            --            --            --     1,415,615
Silverback Systems, Inc., Series C Preferred                     --     1,500,000            --            --     1,500,000
                                                        -----------   -----------   -----------    ----------   -----------
      Total                                             $17,842,747   $25,620,248   $11,693,787            --   $25,016,110
                                                        -----------   -----------   -----------    ----------   -----------


                     Independent Accountants' Review Report

To the Members and Board of Managers of
Excelsior Venture Partners III, LLC

We have reviewed the accompanying statement of assets and liabilities of Excelsior Venture Partners III, LLC ("the Fund"), including the portfolio of investments, as of July 31, 2003, the related statements of operations for the three-month and nine-month periods ended July 31, 2003 and 2002, and the statement of changes in net assets, the statement of cash flows, and the financial highlights for the nine-month periods ended July 31, 2003 and 2002. These financial statements and financial highlights are the responsibility of the Fund's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2002, the related statements of operations and cash flows for the year then ended, the statement of changes in net assets and the financial highlights for the period from April 5, 2001 (commencement of operations) to October 31, 2002 (not presented herein) and in our report dated December 17, 2002, we expressed an unqualified opinion on those financial statements and financial highlights. In our opinion, the information set forth in the accompanying condensed balance sheet as of October 31, 2002, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                                               ERNST & YOUNG LLP

Boston, Massachusetts
September 5, 2003


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Nine-month Period Ended July 31, 2003 as Compared to the Similar Period in 2002

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the nine-month periods ended July 31, 2003 and 2002, the Company had a net realized gain/(loss) on security transactions of ($16) and $764, respectively. For the nine-month periods ended July 30, 2003 and 2002, the Company had a net change in unrealized depreciation on investments of ($14,622,241) and ($2,620,380), respectively. The realized gains/(losses) were principally the result of the Company's sale of short-term investments during these periods. The change in unrealized depreciation was principally the result of write-downs taken on private company investments during the period ended July 31, 2003. For the period ended July 31, 2002, the change in unrealized depreciation was principally the result of a decline in the value of private investments.

Investment Income and Expenses

     For the nine-month period ended July 31, 2003, the Company had investment income of $692,704 and net operating expenses of $2,227,394, resulting in a net investment loss of ($1,534,690). In comparison, for the similar period ended July 31, 2002, the Company had investment income of $1,371,465 and net operating expenses of $2,545,656, resulting in a net investment loss of ($1,174,191). This decrease in net investment income resulted from the negative impact of the decline in short-term interest rates, along with a decrease in assets invested in short-term instruments. The decrease in operating expenses was due to a decline in management fees as a result of reduced net assets during the period.

     For the three-month period ended July 31, 2003, the Company had investment income of $188,343 and net operating expenses of $744,220, resulting in a net investment loss of ($555,877). In comparison, for the similar period ended July 31, 2002, the Company had investment income of $382,719 and net operating expenses of $879,607 resulting in a net investment loss of ($496,888). This decrease in net investment income also resulted from the negative impact of the decline in short-term interest rates, along with a decrease in assets invested in short-term instruments. The decrease in operating expenses was also due to a decline in management fees as a result of reduced net assets during the period.

     U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (the "Investment Adviser"), and United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division (the "Investment Sub-Adviser" and together with U.S. Trust Company, N.A., the "Investment Advisers"), provide investment management and administrative services required for the operation of the Company. The term Investment Adviser includes, where applicable, U.S. Trust Company, the entity that merged into U.S. Trust Company, N.A. on June 1, 2003 as described in Note 2 to Item 1 above. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the nine-month periods ended July 31, 2003 and 2002, the Investment Advisers earned $1,913,518 and $2,184,803 in management fees, respectively. Management fees declined over the period ended July 31, 2003 due to the decline in net assets.

Net Assets

     At July 31, 2003, the Company's net assets were $122,338,068, or a net asset value per unit of membership interest of $414.41. This represents a decrease of ($16,156,947) from net assets of $138,495,015, or a net asset value per unit of membership interest of $469.14, at October 31, 2002. The decrease resulted from (i) a $3,850,000 write-off of Ancile Pharmaceuticals, Inc., (ii) a $3,506,599 write-down of MIDAS Vision Systems, Inc., (iii) a $1,338,758 write-down of NanoOpto Corporation, (iv) a $1,246,500 write-down of Genoptix, Inc., (v) a $1,150,000 write-down of Monterey Design Systems, Inc., (vi) a $3,200,000 write-down of OpVista, Inc., and (vii) operating expenses exceeding investment income during the period primarily due to a decline in net investment income and the management fee accrual

Liquidity and Capital Resources

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

     At July 31, 2003, the Company held $809,356 in cash and $66,734,639 in short-term investments as compared to $0 in cash and $83,770,608 in short-term investments at October 31, 2002. The decrease in short-term investments from October 31, 2002 was due to new and follow-on investments in private companies as wells as capital calls for private investment funds. The Company, during this period funded additional capital per its commitments to Advanced Technology Ventures VII, L.P., Burrill Life Sciences Capital Fund, CHL Medical Partners II, L.P., Morgenthaler Partners VII, L.P., Prospect Venture Partners II, L.P., and Tallwood Venture Partners II, L.P., each a private investment fund. The Company has also committed capital to Valhalla Partners, L.P. In connection with the Company's total commitments to private funds in the amount of $20,000,000 since inception, the Company, through July 31, 2003, has contributed $3,355,429 or 16.8% of the total capital committed thus far.

     The Company participated in follow-on financing rounds for 9 of its private companies: i) LightConnect, Inc. for $992,000, ii) Ancile Pharmaceuticals bridge note for $250,000, iii) Archemix Corporation for $685,714, iv) MIDAS Vision Systems Series A-1 preferred for $1,054,960, v) Pilot Software Series A preferred for $1,000,000, vi) Silverback Systems Series C preferred for $1,500,000, vii) Ethertronics Series B preferred for $1,000,000, viii) Genoptix bridge note for $443,787, and ix) Monterey Designs Series 2 preferred for $3,000,000. The Company also closed and funded 1 new private company investment in Gyration, Inc. Series C2 preferred for $4,000,000.

     The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because they currently represent 45.5% of the Company's net assets. During the nine-month period ended July 31, 2003, changes to these estimates, i.e. changes in the valuations of private investments, resulted in a $14.6 million decrease in net asset value.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 45.5% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. As of July 31, 2003, the Company directly held no investments in the securities of public companies.

Item 4.  Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures. Our principal executive officers and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were adequate and effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

         (b) Changes in Internal Controls. There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities and Use of Proceeds.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits.

         15       Independent Accountants' Acknowledgement Letter.

         31.1 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of Co-Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.3 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)     Reports on Form 8-K.

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       EXCELSIOR VENTURE PARTNERS III, LLC

Date: September 15, 2003                    By: /s/ David I. Fann
                                               ---------------------------------
                                            David I. Fann
                                            Co-Chief Executive Officer

Date: September 15, 2003                    By: /s/ Douglas A. Lindgren
                                               ---------------------------------
                                            Douglas A. Lindgren
                                            Co-Chief Executive Officer

Date: September 15, 2003                    By: /s/ Robert F. Aufenanger
                                               ---------------------------------
                                            Robert F. Aufenanger
                                            Treasurer
                                            (Principal Financial Officer)