Form 10-K
period 2003-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2004-01-29
CIK 1103076

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended October 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from        to
                               ------    ------

                        Commission file number: 000-29665

                       EXCELSIOR VENTURE PARTNERS III, LLC
             (Exact Name of Registrant as Specified in Its Charter)

                DELAWARE                               13-4102528
     (State or Other Jurisdiction of                 (IRS Employer
     Incorporation or Organization)               Identification No.)

                               225 High Ridge Road
                               Stamford, CT 06905
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (203) 352-4400

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                 UNITS OF MEMBERSHIP INTEREST WITHOUT PAR VALUE
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The registrant's common stock is not listed on any exchange nor does it trade on any established securities market or other market.

                                TABLE OF CONTENTS

                                                                                         Form 10-K
Item No.                                                                                Report Page
--------                                                                                -----------
                                        PART I

    1.     Business                                                                           1
    2.     Properties                                                                         5
    3.     Legal Proceedings                                                                  5
    4.     Submission of Matters to a Vote of Security Holders                                5

                                        PART II

    5.     Market for Registrant's Common Equity and Related Stockholder Matters              5
    6.     Selected Financial Data                                                            5
    7.     Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                      6
   7A.     Quantitative and Qualitative Disclosures About Market Risk                         8
    8.     Financial Statements and Supplementary Data                                        8
    9.     Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure                                                           23
   9A      Controls and Procedures                                                           23

                                       PART III

   10.     Managers and Executive Officers of the Registrant                                 23
   11.     Executive Compensation                                                            26
   12.     Security Ownership of Certain Beneficial Owners and Management                    27
   13.     Certain Relationships and Related Transactions                                    27

   14.     Principal Accountant Fees and Services                                            27

                                        PART IV

   15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K                  28

--------------------------------------------------------------------------------
                     FACTORS THAT MAY AFFECT FUTURE RESULTS

     The Company's prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company's future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations." Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

Overview

          Excelsior Venture Partners III, LLC (the "Company" or the "Fund") is a Delaware limited liability company organized on February 18, 2000. The Company is a non-diversified, closed-end management investment company operating as a business development company under the Investment Company Act of 1940 ("Investment Company Act"), as amended, and, in connection with its initial offering of units, registered said offering of units under the Securities Act of 1933, as amended (the "Securities Act"). BDCs are a special type of investment company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company's investment objective is to achieve long-term capital appreciation by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Advisers (defined herein) believe offer significant long-term capital appreciation.

          U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, serves as Investment Adviser to the Company. United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, serves Investment Sub-Adviser to the Company (together, the "Investment Advisers"). The Investment Advisers provide investment management services to the Company pursuant to an investment advisory agreement dated September 8, 2000 and an investment sub-advisory agreement dated September 8, 2000 (together the "Investment Agreements"). U.S. Trust Company, N.A. and United States Trust Company of New York are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Investment Advisers. The Investment Advisers are responsible for performing the management and administrative services necessary for the operation of the Company.

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

          The following is a summary of the Company's investment portfolio over its life.

     Investments Held -- Private

.. Adeza Biomedical Corporation, Sunnyvale, CA, develops, manufactures, and markets diagnostic products for women's reproductive healthcare. Through September 2003, Adeza has had six consecutive quarters of profitability and over 50% year-to-year revenue growth. The company's primary focus is on proprietary diagnostic tests to help physicians and patients determine the likelihood of pre-term delivery. The company's product, the ffN test, is considered the "Gold Standard of care" by the American College of Obstetricians and Gynecologists, and is now used in over 1000 U.S. hospitals. The company is developing several other products, including those addressing infertility and cancer detection. The Fund invested $3.0 million in September 2001. Enterprise Partners, and Sprout Asset Management are also investors in Adeza.

.. Archemix Corporation, Cambridge, MA, seeks to discover aptamer-based therapeutics in the inflammation and oncology areas using proprietary selected nucleic acid technology. The company expects to have its first product in clinical trials in 2004. In 2003, the company brought on a world class biotechnology entrepreneur, Errol De Souza, to further advance the company's development. The Fund's investment was staged into three tranches. The first tranche of $0.6 million was invested in August 2002 and the second tranche of $0.7 million was drawn in January 2003. Subsequent to the fiscal year-end, the third tranche of $0.7 million was invested in November 2003. Schroder Ventures Life Sciences, Atlas Venture, Prospect Venture Partners, Care Capital, MDS Capital, and POSCO Bio Venture also invested in Archemix.

.. Datanautics, Inc., Fremont, CA, develops and markets web analytics and data management software that provides detailed information about visitors on a corporate or commerce website, including paths taken and usage behavior. This technology allows for more effective online merchandising and marketing. Currently, the company has over forty active customers including Citibank, Knight Ridder, and Macy's. The Fund invested $0.5 million in August 2003 and $3.5 million in September 2003.

.. Ethertronics, Inc., San Diego, CA, develops and manufactures embedded antennas for personal mobile devices. Its internal antenna technologies significantly enhance the signal quality, increase the range, and help extend the battery life of mobile devices. Embedded antennas are used by mobile phone, PDA, laptop, GPS, Bluetooth and Wireless LAN device manufacturers. In 2003, Ethertronics had a number of key design wins. The Fund initially invested $3.5 million in June
2001, and invested an additional $1.2 million in the company in September 2002 and $1.0 million in July 2003. Sevin Rosen is a co-investor in Ethertronics.

.. Genoptix, Inc., San Diego, CA, is developing a personalized medicine diagnostics platform using a proprietary laser-based platform for analyzing, sorting and manipulating living cells without the need for any dyes or labels. The company is also creating diagnostics at the cellular level, addressing the personalized medical trend. The Fund invested $2.5 million in December 2001 and has invested an additional $0.4 million in July 2003 and $0.3 million in September 2003. Other investors include Alliance Technology Ventures, Enterprise Partners, Lotus Biosciences Investment Holdings, and Tullis-Dickerson & Co., Inc.

.. Gyration, Inc., Saratoga, CA is a manufacturer and marketer of high-end wireless accessories for computers, multi-media, and home entertainment segments using patented gyroscope technology. The company's products are carried by major retailers such as Best Buy, Staples, Circuit City, Office Depot, Office Max and others. The Fund made an initial investment of $4.0 million in March 2003. Subsequent to the fiscal year-end, the Fund invested an additional $2.8 million in Gyration as an extension of the original financing round. Other investors include Huntington Ventures and NY Life Capital Partners.

.. LightConnect, Inc., Newark, CA, designs and manufactures MEMS (micro electro-mechanical systems) components for optical networks. LightConnect's product is meeting the need for configurability in optical networks by enabling rapid dynamic bandwidth and circuit provisioning. The Fund invested $5.0 million in LightConnect in July 2001 and made a $1.0 million follow-on investment in December 2002. The other investors in LightConnect are Sevin Rosen, Incubic, Morgenthaler, and US Venture Partners.

.. LogicLibrary, Inc., Pittsburgh, PA, is a provider of software and services that help enterprises develop better software applications and integrate them faster. The company's patent-pending technology provides software development organizations with comprehensive, intuitive tools for effectively and efficiently capturing, understanding, leveraging and managing their software development assets. In 2003, the Company entered into a partnership with Microsoft. The Fund invested $2.0 million in LogicLibrary in January 2002 and invested an additional $0.7 million in August 2003. Birchmere Ventures, Novak Biddle Venture Partners, and The Future Fund also invested in the company.

.. Monterey Design Systems, Inc., Sunnyvale, CA, develops advanced physical design software solutions for the semiconductor industry. Leading semiconductor companies have adopted Monterey's products to dramatically increase their design productivity. The Fund invested $3.0 million in the company in December 2001, and made a follow-on investment in the amount of $4.8 million in the company in June 2003. Other investors include Sevin Rosen Funds, US Venture Partners, Rho Capital Partners, Vertex Partners, Information Technology Ventures, and LSI Logic.

.. NanoOpto Corporation, Somerset, NJ, is a designer and manufacturer of integrated optical components using nanotechnology manufacturing technology platforms. The company is replacing today's discrete, costly, space-hungry bulk optics with a coherent family of functional optical building blocks called Modular Nano-Optics. The Fund initially invested $2.0 million in NanoOpto in October 2001, and has followed on with two additional $0.2 million investments in March 2002 and September 2003. Bessemer Venture Partners, Morgenthaler, and New Enterprise Associates are co-investors in NanoOpto.

.. NetLogic Microsystems, Inc., Mountain View, CA, defines, designs, and markets highly differentiated data plane solutions that enable the global infrastructure of networking and optical communications to achieve the highest performance and functionality. NetLogic also provides multi-processor search interfaces and software drivers that accelerate design and development of leading-edge networking equipment. In 2003, the company had design wins and is shipping product to several large data communications suppliers. The Fund invested $5.0 million in August 2001 in NetLogic Microsystems. Sevin Rosen is a co-investor in NetLogic Microsystems.

.. OpVista, Inc., Irvine, CA, develops, markets and manufactures Dense Wavelength Division Multiplexing (DWDM)-based optical networking equipment for deployment in long haul, regional metro networks carriers, and cable companies. OpVista's ultra-DWDM products allow service providers to build flexible, scalable, and cost-effective networks while seamlessly integrating legacy networks. The company's products are being successfully used by Time Warner cable. The Fund invested $4.0 million in OpVista in July 2001 and subsequently, a follow-on investment in the amount of $2.5 million was made in September 2003. Sevin Rosen and Incubic are investors in OpVista.

.. Pilot Software, Inc., Mountain View, CA, develops and markets enterprise business performance management and business intelligence analytics software. Pilot currently has over 400 active customers including several Global 1000 companies such as United States Government GSA, Swiss Life, Nokia, and Noro Nordisk. The Fund's initial investment of $3.0 in May 2002 was followed by a $1.0 million investment in April 2003. Other investors include G51.

.. Senomyx, Inc., La Jolla, CA, seeks to be the leader in discovering new and improved proprietary flavor and fragrance molecules for use in a wide range of consumer products. The Company has four strategic collaborations with Coca Cola, Nestle, Kraft Foods, and Campbell Soup. The Fund invested $1.5 million in Senomyx in November 2001. Other investors include Prospect Venture Partners, Rho Ventures, Merrill Lynch, Avalon Ventures, Domain Associates, and Bay City Capital.

.. Silverback Systems, Inc., Campbell, CA, provides silicon and software solutions that enable IP-based storage area networks and data center systems. Initially, the Fund invested $1.4 million in Silverback in February 2002. Subsequent rounds of financing include a $1.5 million follow-on investment in March 2003, and a $1.5 million follow-on investment in September 2003. Other investors include J.P. Morgan Partners, Newbury Ventures, Pitango Venture Capital, and Gemini Israel Funds.

.. Tensys Medical, Inc., San Diego, CA, has developed and is commercializing the first practical, continuous, non-invasive arterial blood pressure monitoring system used in the surgical environment. Since the company's product launch in May 2003, the company has over forty hospitals as customers including Northwestern University, MD Anderson, and Stanford University. The Fund invested $5.0 million in Tensys in March 2002. Other investors include Crosspoint Venture Partners, Enterprise Partners, Versant Ventures, and Sofinnova Ventures.

.. Virtual Silicon Technology, Inc., Sunnyvale, CA, is a supplier of semiconductor intellectual property and process technology to manufacturers and designers of systems-on-chip. Virtual Silicon has licensed and delivered its Silicon Ready(R) library products to hundreds of customers including semiconductor manufacturers, foundries, ASSP designers, and systems developers. The Fund invested $5.0 million in the company in December 2001. Infinity Capital, Walden International, Gemini Investors, Pacific Venture Group, and SCP Private Equity Partners are also investors in Virtual Silicon.

     Investments Held -- Third-Party Investment Funds

.. Advanced Technology Ventures VII, L.P. ("ATV") is a $700 million venture capital fund targeting varied-stage information technology, communications and life sciences companies. As of October 31, 2003, ATV has drawn 20% of the Fund's $3 million capital commitment, and is being carried at a value of $0.5 million.

.. Burrill Life Sciences Capital Fund ("Burrill") is a $200 million venture capital fund established to invest primarily in innovative, early-stage life science venture opportunities. As of October 31, 2003, Burrill has drawn 10% of the Fund's $3 million capital commitment, and is being carried at a value of $0.2 million.

.. CHL Medical Partners II, L.P. ("CHL") is a $125 million venture capital fund targeting start-up and early-stage medical technology and life sciences companies. As of October 31, 2003, CHL has drawn 25% of the Fund's $2 million capital commitment, and is being carried at a value of $0.4 million.

.. CMEA Ventures VI, L.P. ("CMEA") is a $100 million venture capital fund targeting both early life science and information technology companies. The Fund committed $3 million in September 2003, but as of October 31, 2003, CMEA has not called capital to make an investment.

.. Morgenthaler Venture Partners VII, L.P. ("Morgenthaler") is an $850 million venture capital fund targeting varied-stage information technology, communications, and health care companies. As of October 31, 2003, Morgenthaler has drawn 30% of the Fund's $3 million capital commitment, and is being carried at a value of $0.7 million.

.. Prospect Venture Partners II, L.P. ("Prospect") is a $500 million venture capital fund targeting varied-stage life sciences companies. As of October 31, 2003, Prospect has drawn 33% of the Fund's $3 million capital commitment, and is being carried at a value of $0.8 million.

.. Tallwood II, L.P. ("Tallwood") is a $150 million venture capital fund established to invest in attractive early-stage growth companies possessing leading-edge technology in the semiconductor industry. As of October 31, 2003, Tallwood has drawn 15% of the Fund's $3 million capital commitment, and is being carried at a value of $0.3 million.

.. Valhalla Partners, L.P. ("Vahalla") is a $200 million venture capital fund established to invest in attractive early-stage venture capital investments in information technology companies in the Mid-Atlantic region. As of October 31, 2003, Valhalla has drawn 4% of the Fund's $3 million capital commitment, and is being carried at a value of $0.1 million.

     Investments Written Off

.. Ancile Pharmaceuticals, Inc., San Diego, CA, was a specialized pharmaceutical company focusing on the development and commercialization of prescription botanical drugs for major chronic disease conditions. In 2003, the data for Ancile Phase IIb trial did not show clear efficacy. As a result, the investors chose not to continue funding the company. On August 1, 2003, Ancile voluntarily executed a General Assignment for the Benefit of Creditors to the San Diego Credit Association for the purpose of conducting an orderly corporate liquidation. The Fund invested a total of $3.9 million in Ancile in November 2001, October 2002 and January 2003. Morgenthaler Venture Partners and Domain Associates were also investors in the company.

.. Cenquest, Inc., Portland, OR, is an intermediary provider of accredited business and management degree programs to large corporations. The Fund has written off its $2.0 million investment, made in July 2001, in Cenquest because of the company's changing business model and limited prospects.

.. MIDAS Vision Systems, Inc., Foxboro, MA, is a developer of automated optical inspection systems for advanced substrates and microelectronics packaging industries. The company has been unable to reverse sales declines and as a result, the Fund has written off its $5.1 million investment, made in December 2001 and March 2003, in MIDAS Vision. North Atlantic Capital Corporation, PNC Technology Investors, and SpaceVest are also investors in MIDAS Vision.

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

Employees

          At October 31, 2003, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Investment Advisers pursuant to the Investment Agreements.

ITEM 2. PROPERTIES.

          The Company does not own or lease any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

          None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

          The Company has an unlimited number of no par value units authorized. As of October 31, 2003, 295,210 units of membership interest were issued and outstanding. There is no established public trading market for the Company's units of membership interest.

Holders

          There were 451 holders of units of membership interest as of December 31, 2003.

Dividends and Distributions

          Fiscal Year Ended October 31, 2003. There were no dividends or distributions paid during fiscal year 2003.

          Fiscal Year Ended October 31, 2002. There were no dividends or distributions paid during fiscal year 2002.

          For additional information concerning the payment of dividends, see "Significant Accounting Policies" in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6. SELECTED FINANCIAL DATA.

($ in 000's except for per unit data)

Fiscal Year Ended                10/31/03   10/31/02   10/31/01

      Financial Position
Investments in securities         119,500    138,513    139,676
Other Assets                        3,744      1,063      8,527
Total Assets                      123,244    139,576    148,203
Liabilities                           786      1,081      1,782

Net Assets                        122,458    138,495    146,421

     Changes in Net Assets
Net investment income (loss)       (2,077)    (1,659)       831
Net gain (loss) on investments    (13,960)    (6,267)       (60)
Dividends                              --         --        487

        Per Unit Data
Net Assets                         414.82     469.14     495.99
Dividends Paid                         --         --       1.65

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

          The Company focuses its investments in the securities of privately-held venture capital companies, and to a lesser extent in venture capital, buyout and other private equity funds managed by third parties. The Company may offer managerial assistance to certain of such privately-held venture capital companies. The Company invests its available cash in short-term investments of marketable securities pending distribution to investors.

          At October 31, 2003, the Company held $3,738,154 in cash and cash equivalents and $53,514,005 in short-term investments as compared to $0 in cash and cash equivalents and $83,770,608 in short-term investments at October 31, 2002. The decrease in short-term investments from October 31, 2002 was due to new and follow-on investments in private companies as wells as capital invested in private investment funds. The Company, during this period funded additional capital per its commitments to Advanced Technology Ventures VII, L.P., Burrill Life Sciences Capital Fund, CHL Medical Partners II, L.P., Morgenthaler Partners VII, L.P., Prospect Venture Partners II, L.P., Tallwood Venture Partners II, L.P., and Valhalla Partners, L.P., each a private investment fund. The Company has also committed capital to CMEA Ventures VI, L.P. during fiscal year ended October 31, 2003. In connection with the Company's total commitments to private funds in the amount of $23,000,000 since inception, the Company, through October 31, 2003, has contributed $3,835,429 or 16.7% of the total capital committed to eight private investment funds.

          The Company participated in follow-on financing rounds for 12 of its private companies: i) LightConnect, Series C Preferred for $992,000, ii) Ancile Pharmaceuticals bridge note for $250,000, iii) Archemix Series A for $685,714,
iv) MIDAS Vision Systems Series A-1 preferred for $1,054,960, v) Pilot Software Series A preferred for $1,000,000, vi) Silverback Systems Series C preferred for $3,010,133, vii) Ethertronics Series B preferred for $1,000,000, viii) Genoptix bridge note for $443,787, subsequently converted to Series B-2, and Series B-2 for $291,064, ix) Monterey Designs Series 2 preferred for $3,000,000, x) Logic Library Series A for $704,225, xi) NanoOpto Series B for $237,499, and xii) OpVista for $2,500,000. The Company also closed and funded 2 new private company investments: i) in Gyration Series C-2 preferred for $4,000,000, and ii) in promissory notes of Datanautics in the amount of $4,000,000.

          The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Results of Operations

Investment Income and Expenses

          For the fiscal year ended October 31, 2003, the Company had investment income of $844,930 primarily from investments in short-term securities and net operating expenses of $2,922,068, resulting in a net investment loss of ($2,077,138) as compared to investment income of $1,742,304 and net operating expenses of $3,401,295, resulting in a net investment loss of ($1,658,991) for the period ended October 31, 2002. For the fiscal year ended October 31, 2001, the Company had investment income of $2,729,924 from investments in short-term securities and net operating expenses of $1,899,081, resulting in net investment income of $830,843. The decline in investment income is due to a decline in interest earned on short-term securities, as well as a decrease in the level of assets invested in short-term securities due to the Company's investment in private companies and private investment funds. Net operating expenses decreased during fiscal 2003 compared to fiscal 2002 due to reduced management fees paid to the Investment Advisers, as well as a reduction in legal fees year over year.

          For the fiscal year ended October 31, 2003, the Investment Advisers earned $2,530,840 in management fees, whereas for the year ended October 31, 2002, the Investment Advisers earned $2,881,830 in management fees. This decrease is a result of the fact that net assets for the periods of calculation of management fees during fiscal 2003 were lower than those for similar periods during the fiscal year ended October 31, 2002. For the period ended October 31, 2001, the Investment Advisers earned $1,377,259 in management fees. This variance is a result of the fact that the Company commenced operations on April 5, 2001 and therefore, management fees were not incurred for the entire period ended October 31, 2001. The Investment Advisers provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company. This fee is determined and payable quarterly.

Net Assets

          The Company's net asset value per unit was $414.82 at October 31, 2003, down ($54.32) per unit from the net asset value per unit of $469.14 at October 31, 2002. This decline in net asset value per unit is comprised of a net investment loss totaling ($2,077,138) or ($7.04) per unit and a net change in realized and unrealized depreciation on investments of ($13,960,024) or ($47.28) per unit, which is the result of the negative valuation impact of the Company's investments on unrealized depreciation

          The net change in unrealized depreciation of ($13,960,068) or ($47.28) per unit is due to the write-off of Ancile Pharmaceuticals and MIDAS Vision Systems, together totaling $8,904,960 or $30.16 per unit. The Company also recorded write-downs of Genoptix, Monterey Design Systems and NanoOpto, all private company investments, during the fiscal year ended October 31, 2003. The Company's $3.9 million investment in Ancile Pharmaceuticals was written off as the company is currently conducting an orderly liquidation of its assets through a voluntary General Assignment for the Benefit of Creditors. The Company also wrote off its $5.1 million investment in MIDAS Vision Systems due impaired performance and prospects for the company. Genoptix, Monterey Design Systems and NanoOpto were each written down by $1.2 million, $1.2 million and $1.0 million, respectively. These write-downs were due to recent financing events which effectively reduced the valuation of the Company's investment. The net investment loss of ($2,077,138) or ($7.04) per unit resulted from operating expenses of $2,922,068 exceeding investment income of $844,930.

          For the fiscal year ended October 31, 2002, the Company's net asset value per unit was $469.14, down ($26.85) per unit from the net asset value per unit of $495.99 at October 31, 2001. This decline in net asset value per unit is comprised of a net investment loss totaling ($1,658,991) or ($5.62) per unit and a net change in realized and unrealized depreciation on investments of ($6,266,772) or ($21.23) per unit.

Realized and Unrealized Gains and Losses from Portfolio Investments

          For the fiscal year ended October 31, 2003, the Company had a ($13,960,024) net realized and unrealized loss from investments, comprised of a $44 net realized gain on investments and a ($13,960,068) net change in unrealized depreciation of investments due to the Company's write-off of Ancile Pharmaceuticals and MIDAS Vision Systems, as well as the write-downs of Genoptix, Monterey Design Systems and NanoOpto. For the fiscal year ended October 31, 2002, the Company had a ($6,266,772) net realized and unrealized loss from investments, comprised of a $764 net realized gain on investments and a ($6,267,536) net change in unrealized depreciation of investments due to the Company's write-off of Cenquest, Inc. and write-down of LightConnect, Inc. For the fiscal year ended October 31, 2001, the Company had a ($59,696) net realized and unrealized loss from investments, comprised of a $6,599 net realized gain on investments and a ($66,295) net change in unrealized depreciation of investments. The net realized gain and net unrealized depreciation on investments for the fiscal year ended October 31, 2001 is due to short-term securities purchases and sales.

Application of Critical Accounting Policies

          Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 53.9% of the Company's net assets. For the private investments held at October 31, 2003, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $14.0 million decrease in net asset value from October 31, 2002.

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

          Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company's securities, the market prices for similar securities of comparable companies, an assessment of the company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board, both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk

          The Company anticipates that a majority of its investment portfolio will consist of equity securities in private companies and private investment funds, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these equity securities in response to changes in public market prices. Thus, these equity securities are not subject to equity price risk. At October 31, 2003, the Company held no investments in the equity securities of public companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Independent Auditors' Report

          Portfolios of Investments at October 31, 2003 and October 31, 2002

          Statements of Assets and Liabilities at October 31, 2003, and October 31, 2002

          Statements of Operations for the year ended October 31, 2003, October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

          Statements of Changes in Net Assets for the year ended October 31, 2003, October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

          Statements of Cash Flows for the year ended October 31, 2003, October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

          Financial Highlights for the year ended October 31, 2003, October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

          Notes to Financial Statements

          Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Members and Board of Managers
Excelsior Venture Partners III, LLC

We have audited the accompanying statements of assets and liabilities of Excelsior Venture Partners III, LLC (the "Company"), including the portfolios of investments, as of October 31, 2003 and 2002, the related statements of operations, changes in net assets, cash flows and financial highlights for each of the periods presented in the three years ended October 31, 2003. These financial statements and financial highlights are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and financial highlights. Our procedures included confirmation of securities owned as of October 31, 2003 and 2002, by correspondence with the custodian, the general partners of the private investment funds and the private investment companies. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC at October 31, 2003 and 2002, the results of its operations, its changes in net assets, its cash flows and financial highlights for each of the periods presented in the three years ended October 31, 2003, in conformity with accounting principles generally accepted in the United States.


                                                 /s/ Ernst & Young LLP

Boston, Massachusetts
December 22, 2003

Excelsior Venture Partners III, LLC
Portfolio of Investments October 31, 2003

  Principal                                                                                       Acquisition       Value
Amount/Shares                                                                                       Date ##        (Note 1)
-------------                                                                                    -------------   -----------
AGENCY OBLIGATIONS -- 43.27%
$        53,000,000   Federal Home Loan Bank Discount Notes 0.95%, 11/05/03 (Cost $52,994,406)                   $52,994,406
                                                                                                                 -----------
PRIVATE COMPANIES **, #, @ -- 51.37%
   Common Stocks -- 0.00%
      Capital Equipment -- 0.00%
            157,396   MIDAS Vision Systems, Inc.                                                     03/03                --
                                                                                                                 -----------
      Life Sciences -- 0.00%
             46,860   Genoptix, Inc.                                                                 07/03                --
                                                                                                                 -----------
      Semiconductor -- 0.00%
            708,955   Monterey Design Systems, Inc.                                                  06/03                --
                                                                                                                 -----------
                    TOTAL COMMON STOCKS (Cost $8,749,999)                                                                 --
                                                                                                                 -----------

   Preferred Stocks -- 48.10%
      Capital Equipment -- 0.00%
            933,593   MIDAS Vision Systems, Inc., Series A-1                                          03/03               --
                                                                                                                 -----------
      Consumer Electronics -- 3.27%
          1,523,810   Gyration, Inc., Series C-2                                                      03/03        4,000,000
                                                                                                                 -----------
      Consumer Products -- 1.22%
            517,260   Senomyx, Inc., Series E                                                         11/01        1,500,000
                                                                                                                 -----------
      Enterprise Software -- 5.48%
          5,914,488   LogicLibrary, Inc., Series A                                               01/02 & 08/03     2,704,226
         20,000,000   ***Pilot Software Inc., Series A                                           05/02 & 04/03     4,000,000
                                                                                                                 -----------
                                                                                                                   6,704,226
                                                                                                                 -----------
      Information Services -- 0.00%
              4,425   Cenquest, Inc., Series 2                                                        7/01                --
                                                                                                                 -----------
      Life Sciences -- 5.15%
            647,948   Adeza Biomedical Corporation, Series 5                                         09/01         3,000,000
          2,419,355   Ancile Pharmaceuticals, Inc., Series D                                         11/01                --
          1,314,285   Archemix Corporation, Inc., Series A                                       08/02 & 01/03     1,314,285
            942,481   Genoptix, Inc., Series B-1                                                     12/01         1,253,500
            826,823   Genoptix, Inc., Series B-2                                                 07/03 & 09/03       734,851
                                                                                                                 -----------
                                                                                                                   6,302,636
                                                                                                                 -----------
      Medical Technology -- 4.08%
          4,166,667   Tensys Medical, Inc., Series C                                                 03/02         5,000,000
                                                                                                                 -----------
      Optical -- 8.11%
          4,330,504   LightConnect, Inc., Series B                                                   07/01           948,562
         12,292,441   LightConnect, Inc., Series C                                                   12/02           992,000
            956,234   NanoOpto Corporation, Series A-1                                            10/01& 3/02        604,259
            558,295   NanoOpto Corporation, Series B                                                 09/03           888,244
          5,333,333   OpVista, Inc., Series B                                                        07/01         1,500,000
         12,671,059   OpVista, Inc., Series C                                                        09/03         5,000,000
                                                                                                                 -----------
                                                                                                                   9,933,065
                                                                                                                 -----------
      Semiconductor -- 16.18%
          3,333,333   Monterey Design Systems, Inc., Series 2                                        06/03         5,400,000
          1,538,461   NetLogic Microsystems, Inc., Series D                                          08/01         5,000,000
          1,105,949   Silverback Systems, Inc., Series B-1                                           02/02           450,051
         30,927,835   Silverback Systems, Inc., Series C                                         03/03 & 09/03     3,965,564
          3,096,551   Virtual Silicon Technology, Inc., Series C                                     12/01         5,000,000
                                                                                                                 -----------
                                                                                                                  19,815,615

Excelsior Venture Partners III, LLC
Portfolio of Investments October 31, 2003 --(continued)

   Principal
Amount/Shares/                                                                                        Acquisition          Value
 Percent Owned                                                                                          Date ##           (Note 1)
--------------                                                                                    -------------------   ------------
Wireless --  4.61%
       3,766,666   Ethertronics, Inc., Series B                                                   06/01, 09/02, 07/03      5,650,000
                                                                                                                        ------------

              TOTAL PREFERRED STOCKS (Cost $68,844,780)                                                                   58,905,542
                                                                                                                        ------------

Notes -- 3.27%
   Enterprise Software -- 3.27%
      $4,000,000   ***Datanautics, Inc., Convertible Promissory Note 3%, 1/31/2004@                  08/03 & 09/03      $  4,000,000
                                                                                                                        ------------
   Life Sciences--0.00 %
$        600,000   Ancile Pharmaceuticals, Inc., Bridge Note 6%,  2/22/2003                              10/02                    --
$        250,000   Ancile Pharmaceuticals, Inc., Bridge Note 6%, 5/10/2003                               01/03                    --
                                                                                                                        ------------
                                                                                                                                  --

              TOTAL NOTES (Cost $4,850,000)                                                                                4,000,000
                                                                                                                        ------------

Warrants -- 0.00%
   Life Sciences--0.00 %
               2   Ancile Pharmaceuticals, Inc.                                                      10/02 & 01/03                --
                                                                                                                        ------------
   Wireless -- 0.00%
         100,000   Ethertronics, Inc.                                                                    09/02                    --
         115,000   Ethertronics, Inc.                                                                    07/03                    --
          66,667   Ethertronics, Inc.                                                                    08/03                    --
                                                                                                                        ------------
                                                                                                                                  --
              TOTAL WARRANTS (Cost $0)                                                                                            --
                                                                                                                        ------------
              TOTAL--PRIVATE COMPANIES (Cost $82,444,779)                                                                 62,905,542
                                                                                                                        ------------
PRIVATE INVESTMENT FUNDS **, # -- 2.52%
           0.40%   Advanced Technology Ventures VII, L.P.                                             08/01-05/03            490,904
           1.48%   Burrill Life Sciences Capital Fund                                                   12/02                213,442
           1.35%   CHL Medical Partners II, L.P.                                                      01/02-07/03            410,529
           0.36%   Morgenthaler Partners VII, L.P.                                                    07/01-09/03            740,727
           0.60%   Prospect Venture Partners II, L.P.                                                 06/01-09/03            761,700
           2.36%   Tallwood II, L.P.                                                                  12/02-10/03            343,464
           2.79%   Valhalla Partners II, L.P.                                                            10/03               120,000
                                                                                                                        ------------
              TOTAL--PRIVATE INVESTMENT FUNDS (Cost $3,835,428)                                                            3,080,766
                                                                                                                        ------------
INVESTMENT COMPANIES -- 0.42%
         519,599   Dreyfus Government Cash Management Fund Institutional Shares (Cost $519,599)                              519,599
                                                                                                                        ------------
TOTAL INVESTMENTS (Cost $139,794,212) -- 97.58%                                                                          119,500,313
OTHER ASSETS & LIABILITIES (NET) -- 2.42%                                                                                  2,957,540
                                                                                                                        ------------
NET ASSETS -- 100.00%                                                                                                   $122,457,853
                                                                                                                        ------------

----------
** Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2003. Total cost of restricted securities at October 31, 2003 aggregated $86,280,207. Total value of restricted securities owned at October 31, 2003 was $65,986,308 or 53.88% of net assets.
#    Non-income producing securities.
##   Required disclosure for restricted securities only.
@ At October 31, 2003, the Company owned 5% or more of the company's outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2003 was $62,905,542.
*** At October 31, 2003, the Company owned 25% or more of the company's outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2003 was $8,000,000.

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments
October 31, 2002

  Principal                                                                  Acquisition      Value
Amount/Shares                                                                   Date##       (Note 1)
-------------                                                                -----------   ------------
U.S. GOVERNMENT AGENCY OBLIGATIONS -- 59.88%
$83,000,000   Federal National Mortgage Association Discount Note 1.69%,
              11/20/02 (Cost $82,925,969).................................                 $ 82,925,969
                                                                                           ------------

PRIVATE COMPANIES **, #, @ -- 38.43%
    647,948   Adeza Biomedical Corporation, Series 5 Preferred............         09/01      3,000,000
  2,419,355   Ancile Pharmaceuticals, Inc., Series D Preferred............         11/01      3,000,000
    600,000   Ancile Pharmaceuticals, Inc., Bridge Note 6%................         10/02        600,000
          1   Ancile Pharmaceuticals, Inc., Warrants......................         10/02             --
    628,571   Archemix Corporation, Inc...................................         08/02        628,571
 44,247,788   Cenquest, Inc., Series 1 Preferred..........................          7/01             --
  3,099,999   Ethertronics, Inc., Series B Preferred......................   06/01&09/02      4,650,000
    115,000   Ethertronics, Inc., Warrants................................         09/02             --
  1,879,699   Genoptix, Inc., Series B Preferred..........................         12/01      2,500,000
  4,330,504   LightConnect, Inc., Series B Preferred......................          7/01        948,563
  4,374,256   LogicLibrary, Inc., Series A Preferred,.....................         01/02      2,000,000
 15,739,638   MIDAS Vision Systems, Inc., Series C Preferred,.............         12/01      4,000,000
  7,089,552   Monterey Design Systems, Inc., Series 1 Preferred,..........         12/01      4,750,000
    956,234   NanoOpto Corporation, Series A-1 Preferred..................   10/01&03/02      2,231,212
  1,538,461   NetLogic Microsystems, Inc., Series D Preferred.............         08/01      5,000,000
  5,333,333   OpVista, Inc., Series B Preferred...........................         07/01      4,000,000
 15,000,000   Pilot Software Acquisition Corp., Series A Preferred***.....         05/02      3,000,000
    517,260   Senomyx, Inc., Series E Preferred...........................         11/01      1,500,000
  2,211,898   Silverback Systems, Inc., Series B Preferred................         02/02      1,415,614
  4,166,667   Tensys Medical, Inc., Series C Preferred....................         03/02      5,000,000
  3,096,551   Virtual Silicon Technology, Inc., Series C Preferred........         12/01      5,000,000
                                                                                           ------------
              TOTAL -- PRIVATE COMPANIES (Cost $59,275,398)...............                   53,223,960
                                                                                           ------------

PRIVATE INVESTMENT FUNDS **, # -- 1.09%
      0.40%   Advanced Technology Ventures VII, L.P.......................   08/01-10/02        223,690
      1.35%   CHL Medical Partners II, L.P................................   01/02-10/02        235,315
      0.36%   Morgenthaler Venture Partners VII, L.P......................   07/01-09/02        531,191
      0.60%   Prospect Venture Partners II, L.P...........................   06/01-10/02        527,840
                                                                                           ------------
              TOTAL -- PRIVATE INVESTMENT FUNDS (Cost $1,800,429).........                    1,518,036
                                                                                           ------------

INVESTMENT COMPANIES -- 0.61%
    844,639   Dreyfus Government Cash Management Fund Institutional Shares
              (Cost $844,639)...........................................                        844,639
                                                                                           ------------

TOTAL INVESTMENTS (Cost $144,846,435)....................................        100.01%   138,512,604
OTHER ASSETS & LIABILITIES (NET)..........................................         (0.01)       (17,589)
                                                                             -----------   ------------

NET ASSETS ...............................................................        100.00%  $138,495,015
                                                                             ===========   ============

** Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2002. Total cost of restricted securities at October 31, 2002 aggregated $61,075,827. Total market value of restricted securities owned at October 31, 2002 was $54,741,996 or 39.53% of net assets.
*** At October 31, 2002, the Company owned 25% or more of the company's outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2002 was $3,000,000.
#    Non-income producing securities.

##   Required disclosure for restricted securities only.
@ At October 31, 2002 the Company owned 5% or more of the company's outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at October 31, 2002 was $53,223,960.

      Notes to Financial Statements are an integral part of these Financial
                                   Statessments.

Excelsior Venture Partners III, LLC
Statements of Assets and Liabilities

                                                                             October 31,
                                                                      ---------------------------
                                                                          2003           2002
                                                                      ------------   ------------
ASSETS:
   Unaffiliated Issuers at value (Cost $57,349,433 and $85,571,037,   $ 56,594,771    $85,288,644
      respectively)

   Controlled Affiliated Issuers at value (Cost $8,000,000 and
      $3,000,000, respectively)                                          8,000,000      3,000,000

   Non Controlled Affiliated Issuers at value (Cost $74,444,779 and
      $56,275,398, respectively)                                        54,905,542     50,223,960
                                                                      ------------   ------------
   Investments, at value (Cost $139,794,212 and $144,846,435
      respectively) (Note 1).......................................    119,500,313    138,512,604
                                                                      ------------   ------------

   Cash and cash equivalents.......................................      3,738,154             --
   Interest receivable ............................................            407          1,933
   Other receivables...............................................          1,945        996,290
   Prepaid insurance...............................................          2,992         64,783
                                                                      ------------   ------------
      Total Assets.................................................    123,243,811    139,575,610
                                                                      ------------   ------------

LIABILITIES:
   Management fees payable (Note 2)................................        617,322        697,027
   Professional fees payable.......................................         66,298        202,991
   Board of Managers' fees payable (Note 2)........................         60,000         60,000
   Administration fees payable (Note 2)............................         25,625         38,960
   Other payables..................................................         16,713         81,617
                                                                      ------------   ------------
      Total Liabilities............................................        785,958      1,080,595
                                                                      ------------   ------------

NET ASSETS.........................................................   $122,457,853   $138,495,015
                                                                      ============   ============

NET ASSETS consist of:
   Paid-in capital.................................................   $142,751,752   $144,828,846
   Unrealized (depreciation) on investments........................    (20,293,899)    (6,333,831)
                                                                      ------------   ------------

Total Net Assets...................................................   $122,457,853   $138,495,015
                                                                      ============   ============

Units of Membership Interest Outstanding (Unlimited
   Number of no par value units authorized)........................        295,210        295,210
                                                                      ============   ============

NET ASSET VALUE PER UNIT...........................................   $     414.82   $     469.14
                                                                      ============   ============

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Statements of Operations

                                                                                                      April 5, 2001
                                                                                                      (Commencement
                                                                         Year Ended     Year Ended   Of Operations)
                                                                         October 31,   October 31,   to October 31,
                                                                            2003           2002            2001
                                                                        ------------   -----------   --------------
INVESTMENT INCOME:
   Interest income...................................................   $    833,408   $ 1,645,829     $2,729,924
   Dividend income...................................................         11,522        96,475             --
                                                                        ------------   -----------     ----------
      Total Income                                                           844,930     1,742,304      2,729,924
                                                                        ------------   -----------     ----------

EXPENSES:
   Management fees (Note 2)..........................................      2,530,840     2,881,830      1,377,259
   Professional fees.................................................         77,463       287,000        241,385
   Organizational fees...............................................             --            --        154,976
   Administration fees (Note 2)......................................        147,498       160,473         96,925
   Board of Managers' fees (Note 2)..................................         60,000        83,000         45,000
   Insurance.........................................................         68,833        52,894          7,626
   Custodian fees....................................................         21,366        18,652         10,910
   Miscellaneous fees................................................         16,068        11,326         15,000
                                                                        ------------   -----------     ----------

      Total Expenses.................................................      2,922,068     3,495,175      1,949,081
   Organization expense reversal (Note 4)............................             --       (93,880)            --
   Reimbursement of Organizational fees from Distributor.............             --            --        (50,000)
                                                                        ------------   -----------     ----------

      Net Expenses...................................................      2,922,068     3,401,295      1,899,081
                                                                        ------------   -----------     ----------

NET INVESTMENT INCOME (LOSS).........................................     (2,077,138)   (1,658,991)       830,843
                                                                        ------------   -----------     ----------

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
   Net realized gain on investments..................................             44           764          6,599
   Net change in unrealized (depreciation) on investments............    (13,960,068)   (6,267,536)       (66,295)
                                                                        ------------   -----------     ----------

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS....................    (13,960,024)   (6,266,772)       (59,696)
                                                                        ------------   -----------     ----------

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS......   $(16,037,162)  $(7,925,763)    $  771,147
                                                                        ============   ===========     ==========

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Statements of Changes in Net Assets

                                                                                                          April 5, 2001
                                                                                                          (Commencement
                                                                            Year Ended     Year Ended    Of Operations)
                                                                            October 31,    October 31,   to October 31,
                                                                               2003           2002            2001
                                                                           ------------   ------------   --------------
OPERATIONS:
   Net investment income (loss).........................................   $ (2,077,138)  $ (1,658,991)   $    830,843
   Net realized gain on investments.....................................             44            764           6,599
   Net change in unrealized (depreciation) on investments...............    (13,960,068)    (6,267,536)        (66,295)
                                                                           ------------   ------------    ------------
      Net increase (decrease) in net assets resulting from operations...    (16,037,162)    (7,925,763)        771,147
                                                                           ------------   ------------    ------------

TRANSACTIONS IN UNITS OF MEMBERSHIP INTERESTS:
   Proceeds from units sold, net of offering costs......................             --             --     146,136,282
                                                                           ------------   ------------    ------------

DISTRIBUTIONS TO SHAREHOLDERS FROM:
   Net investment income................................................             --             --        (487,151)
                                                                           ------------   ------------    ------------
      Total distributions...............................................             --             --        (487,151)
                                                                           ------------   ------------    ------------

Net Increase (Decrease) in Net Assets...................................    (16,037,162)    (7,925,763)    146,420,278
                                                                           ------------   ------------    ------------

NET ASSETS:
   Beginning of period..................................................    138,495,015    146,420,778             500
                                                                           ------------   ------------    ------------
   End of period........................................................   $122,457,853   $138,495,015    $146,420,778
                                                                           ============   ============    ============

Membership Interest Transactions:
   Units issued.........................................................             --             --         295,210
                                                                           ------------   ------------    ------------

Net Increase in Units Outstanding.......................................   $         --   $         --    $    295,210
                                                                           ============   ============    ============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Statements of Cash Flows

                                                                                                       April 5, 2001
                                                                                                       (Commencement
                                                                          Year Ended     Year Ended    Of Operations)
                                                                          October 31,    October 31,   to October 31,
                                                                             2003            2002           2001
                                                                         ------------   ------------   --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net increase (decrease) in net assets resulting from operations ...   $(16,037,162)  $ (7,925,763)  $     771,147
   Adjustments to reconcile net increase (decrease) in net assets from operations to net cash (used in) / provided by operating
      activities:
      Net change in unrealized depreciation on investments ...........     13,960,068      6,267,536          66,295
      Purchase of investments ........................................    (25,204,380)   (36,110,398)    (24,946,738)
      Change in short-term investments ...............................     30,256,603     31,006,753    (114,796,052)
      Decrease (increase) in receivable due from distributor .........             --         50,000         (50,000)
      Decrease (increase) in interest receivable .....................          1,526         (1,933)             --
      Decrease (increase) in other receivable ........................        994,345       (996,290)             --
      Decrease (increase) in prepaid insurance .......................         61,791        (21,713)        (43,070)
      Increase (decrease) in management fee payable ..................        (79,705)      (680,232)      1,377,259
      Increase (decrease) in Board of Managers' fees payable .........             --         15,000          45,000
      Increase (decrease) in expenses payable ........................       (214,932)       (36,082)        359,650
                                                                         ------------   ------------   -------------

         Net cash (used in) provided by operating activities .........      3,738,154     (8,433,122)   (137,216,509)
                                                                         ------------   ------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from units sold, net of offering costs ...................             --             --     146,136,282
   Distribution to shareholders ......................................             --             --        (487,151)
                                                                         ------------   ------------   -------------

         Net cash provided by financing activities ...................             --             --     145,649,131
                                                                         ------------   ------------   -------------

         Net change in cash ..........................................      3,738,154     (8,433,122)      8,432,622
                                                                         ------------   ------------   -------------

            Cash at beginning of period ..............................             --      8,433,122             500
                                                                         ------------   ------------   -------------
            Cash at end of period ....................................   $         --   $         --   $   8,433,122
                                                                         ============   ============   =============

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Financial Highlights

Per Unit Operating Performance:(1)

                                                                                   April 5, 2001
                                                                                   (Commencement
                                                       Year Ended    Year Ended    Of Operations)
                                                       October 31,   October 31,   to October 31,
                                                          2003           2002           2001
                                                       -----------   -----------   --------------
NET ASSET VALUE, BEGINNING OF PERIOD................    $ 469.14     $ 495.99       $ 500.00
   Deduction of offering costs from contributions...          --           --          (4.97)

INCOME FROM INVESTMENT OPERATIONS:
   Net investment income (loss).....................       (7.04)       (5.62)          2.81
   Net realized and unrealized (loss) on investment
      transactions..................................      (47.28)      (21.23)         (0.20)
                                                        --------     --------       --------
      Total from investment operations..............      (54.32)      (26.85)          2.61
                                                        --------     --------       --------
DISTRIBUTIONS:
   Net investment income............................          --           --          (1.65)
                                                        --------     --------       --------
      Total Distributions...........................          --           --          (1.65)
                                                        --------     --------       --------
NET ASSET VALUE, END OF PERIOD......................    $ 414.82     $ 469.14       $ 495.99
TOTAL NET ASSET VALUE RETURN (5)....................      (11.58)%      (5.41)%         0.52%(3)
                                                        ========     ========       ========
RATIOS AND SUPPLEMENTAL DATA:
   Net assets, end of period (000's)................    $122,458     $138,495       $146,421
   Ratios to average net assets:
      Gross expenses................................        2.27%        2.43%          1.35%(2)
      Net expenses..................................        2.27%        2.36%(4)       1.32%(2)
      Net investment income (loss)..................       (1.61)%      (1.15)%         0.58%(2)
   Portfolio Turnover Rate..........................        0.00%        0.00%          0.00%


(1) Selected data for a unit of membership interest outstanding through each period.
(2)  Annualized
(3)  Not annualized
(4)  Net of organization expense reversal
(5) Total investment return based on per share net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's shares were issued in a private placement and are not traded. Therefore the market value total investment return is not presented.

           Notes to Financial Statements are an integral part of these
                             Financial Statements.

                       EXCELSIOR VENTURE PARTNERS III, LLC

                          NOTES TO FINANCIAL STATEMENTS

                                October 31, 2003

Note 1 -- Significant Accounting Policies

     Excelsior Venture Partners III, LLC (the "Company") is a non-diversified, closed-end management investment company which has elected to be treated as a business development company or "BDC" under the Investment Company Act of 1940, as amended. The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing which occurred on May 11, 2001, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

     As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company's investment objective is to achieve long-term capital appreciation primarily by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Adviser believes offer significant long-term capital appreciation potential. Venture capital and private investment companies are companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors. The Company does not have the right to demand that such equity securities be registered.

     Costs incurred in connection with the initial offering of units totaled $1,468,218. Each member's pro rata share of these costs was deducted from his, her or its initial capital contribution.

The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. Certain amounts in the prior years' financial statements have been reclassified to conform with the current year's financial statements.

     A. Investment Valuation:

          The Company values portfolio securities quarterly and at such other times as, in the Board of Managers' view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Investment Adviser (as defined below) or a committee of the Board of Managers or both under the supervision of the Board of Managers pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

          The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a "going concern" basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the "private market" or "appraisal" methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the investee company such as earnings, net worth, reliable private sale prices of the investee company's securities, the market prices for similar securities of comparable companies, an assessment of the investee company's future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board under the supervision of the Board of Managers and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

          The valuation of the Company's Private Investment Funds is based upon its pro-rata share of the value of the net assets of the Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board of Managers, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

          At October 31, 2003 and October 31, 2002, market quotations were not readily available for securities valued at $65,986,308 or 53.9% of net assets and $54,741,996 or 39.5% of net assets, respectively. Such securities were valued by the Investment Advisers, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

     B. Security transactions and investment income:

          Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts on fixed income investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

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

          In accordance with the accounting guidance provided in the AICPA Audit and Accounting Guide, "Audits of Investment Companies", the Company reclassified certain amounts from undistributed net investment income or loss and accumulated net realized gains to net capital contributions. The Company reclassified $(2,077,138) and $(1,658,991) of undistributed net investment income (loss) for the periods ended October 31, 2003 and 2002, respectively. The Company reclassified $44 and $764, of accumulated realized gains for the same periods, respectively. These reclassifications were to reflect, as adjustments to paid-in capital, the amounts of taxable income or loss that have been allocated to the members and had no effect on net assets.

          The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2003 and 2002, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company's other investments at October 31, 2003 was $135,958,784, and those investments had net depreciation on a tax basis at October 31, 2003 of $19,531,237, consisting of gross appreciation of $6,506,176 and gross depreciation of $26,045,413. The cost basis for federal tax purposes of the Company's other investments at October 31, 2002 was $143,406,006, and those investments had net depreciation on a tax basis at October 31, 2002 of $6,051,438, consisting of gross appreciation of $0 and gross depreciation of $6,051,438.

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

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Prior to June 1, 2003, and pursuant to an Investment Advisory Agreement (the "Agreement"), U.S. Trust Company served during the reporting period as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to June 1, 2003, and pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company, N.A. served as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser. As of October 31, 2003, and 2002, $617,322 and $697,027 were payable to the Investment Adviser.

     In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company's cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current net unrealized capital depreciation on all of the Company's investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year. As of, and for the years ended, October 31, 2003 and 2002 and for the period ended October 31, 2001, there was no Incentive Carried interest earned by the Investment Adviser.

     U.S. Trust NY is a New York state-chartered bank and trust company and a member of the Federal Reserve System. Effective June 1, 2003, U.S. Trust Company merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. assumed the duties and obligations of U.S. Trust Company under the Agreement. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, now serves as Investment Adviser to the Company with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust--New York Asset Management Division, serving as a sub-investment adviser. The merger had no impact on the management or operations of the investment advisory functions performed for the Company, and did not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation ("Schwab").

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

     Charles Schwab & Co., Inc. (the "Distributor"), the principal subsidiary of Schwab, serves as the Company's distributor for the offering of units. The Investment Adviser paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in the offering. The Investment Adviser or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from the offering.

     Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended and is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

     As of October 31, 2003 and 2002, Excelsior Venture Investors III, LLC had an investment in the Company of $77,740,266 and $87,921,182, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company had $25,204,380, $36,110,398 and $24,965,427 in purchases and $0, $0 and $0 in sales of securities for the periods ended October 31, 2003, October 31, 2002 and October 31, 2001, respectively.

Note 4 -- Organization Fees

     The Company originally estimated organization fees totaling $154,976, which were expensed in the fiscal period ended October 31, 2001. As a result of the Company's final closing held on May 11, 2001, the Company was reimbursed for $50,000 in organizational expenses from the Distributor during 2002. Certain anticipated organizational expenses totaling $93,880 were ultimately not incurred. As a result, the Company reversed $93,880 of organizational expense in 2002, as reflected in the Statement of Operations.

Note 5 -- Commitments

     As of October 31, 2003, the Company had outstanding investment commitments totaling $19,164,574.

Note 6 -- Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividend or interest income from affiliated companies during the year ended October 31, 2003 and 2002. Transactions with companies, which are or were affiliates were as follows:

                                                        Shares/Par
                                                         Held at
                                                       October 31,  October 31,
Name of Investment                                        2002       2002 Value
------------------                                    ------------  -----------

Controlled Affiliates
Pilot Software Inc.,  Series A Preferred               15,000,000    $3,000,000
Datanautics, Inc., Promissory Note 3.00%
                                                               --            --
                                                                    -----------
   Total Controlled Affiliates                                       $3,000,000

Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred                647,948    $3,000,000
Ancile Pharmaceuticals, Inc., Series Dpreferred         2,419,355     3,000,000
Ancile Pharmaceuticals, Inc., Bridge Notes 6%         $   600,000       600,000
Ancile Pharmaceuticals, Inc.,Warrant                            1            --
Archemix Corporation, Series, Preferred                   628,571       628,571
Cenqest, Inc.,  Series 1                               44,247,788            --
Cenqest, Inc.,  Series 2                                       --            --
Ethertronics Inc., Series B Preferred                   3,099,999     4,650,000
Ethertronics Inc., Warrant                                115,000            --
Genoptix, Inc., Bridge Note 6%                                 --            --
Genoptix, Inc., Series B Preferred                      1,879,699     2,500,000
Genoptix, Inc., Series B-1 Preferred                           --            --
Genoptix, Inc., Series B-2 Preferred                           --            --
Genoptix, Inc., Common Stock                                   --            --
Gyration, Inc., Series C2 Preferred                            --            --
LightConnect, Inc., Series B Preferred                  4,330,504       948,563
LightConnect, Inc., Series C Preferred                         --            --
LogicLibrary, Inc., Series A Preferred                  4,374,256     2,000,000
MIDAS Vision Systems, Inc., Series A-1 Preferred               --            --
MIDAS Vision Systems, Inc., Series C Preferred         15,739,638     4,000,000
MIDAS Vision Systems, Inc., Common Stock                       --            --
Monterey Design Systems, Inc., Series 1 Preferred       7,089,552     4,750,000
Monterey Design Systems, Inc., Common Stock                    --            --
Monterey Design Systems, Inc., Series 2 Preferred              --            --
Nanooptp Corp., Series A-1 Preferred                      956,234     2,231,212
Nanooptp Corp., Series B Preferred                             --            --
NetLogic Microsystems, Inc., Series D Preferred         1,538,461     5,000,000
OpVista, Inc., Series B Preferred                       5,333,333     4,000,000
OpVista, Inc., Series C Preferred                              --            --
Senomyx, Inc., Series E Preferred                         517,260     1,500,000
Silverback Systems, Inc., Series B Preferred            2,211,898     1,415,614
Silverback Systems, Inc., Series B-1 Preferred                 --            --
Silverback Systems, Inc., Series C Preferred                   --            --
Tensys Medical, Inc., Series C Preferred                4,166,667     5,000,000
Virtual Silicon Technology, Inc., Series C Preferred    3,096,551     5,000,000
                                                                    ===========
Total Non Controlled Affiliates                                     $50,223,960
                                                                    ===========

                                                                For the Year Ended October 31, 2003
                                                                -----------------------------------
Name of Investment                                                               Shares/Par
                                                        Purchases/         Sale/                    Held at
                                                        Conversion       Conversion    Realized   October 31,  Cumulative Value
                                                       Acquisitions       Proceeds   Gain (Loss)      2003         (Note 1)
                                                       ------------     -----------  -----------  -----------  ----------------

Controlled Affiliates
Pilot Software Inc.,  Series A Preferred                $1,000,000       $       --   $       --   20,000,000     $ 4,000,000
Datanautics, Inc., Promissory Note 3.00%
                                                         4,000,000               --           --  $ 4,000,000       4,000,000
                                                        ----------                    ----------                  -----------
     Total Controlled Affiliates                        $5,000,000       $       --   $       --                  $ 8,000,000

Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred              $       --       $       --   $       --      647,948     $ 3,000,000
Ancile Pharmaceuticals, Inc., Series Dpreferred                 --               --           --    2,419,355              --
Ancile Pharmaceuticals, Inc., Bridge Notes 6%              250,000               --           --  $   850,000              --
Ancile Pharmaceuticals, Inc.,Warrant                            --               --           --            2              --
Archemix Corporation, Series, Preferred                    685,714               --           --    1,314,285       1,314,285
Cenqest, Inc.,  Series 1                                        --        2,000,000           --           --              --
Cenqest, Inc.,  Series 2                                 2,000,000               --           --        4,425              --
Ethertronics Inc., Series B Preferred                    1,000,000               --           --    3,766,666       5,650,000
Ethertronics Inc., Warrant                                      --               --           --      281,667              --
Genoptix, Inc., Bridge Note 6%                             443,787          443,787           --           --              --
Genoptix, Inc., Series B Preferred                              --        2,500,000           --           --              --
Genoptix, Inc., Series B-1 Preferred                     2,500,000               --           --      942,481       1,253,500
Genoptix, Inc., Series B-2 Preferred                       734,851               --           --      826,823         734,851
Genoptix, Inc., Common Stock                                    --               --           --       46,860              --
Gyration, Inc., Series C2 Preferred                      4,000,000               --           --    1,523,810       4,000,000
LightConnect, Inc., Series B Preferred                          --               --           --    4,330,504         948,562
LightConnect, Inc., Series C Preferred                     992,000               --           --   12,292,441         992,000
LogicLibrary, Inc., Series A Preferred                     704,225               --           --    5,914,488       2,704,226
MIDAS Vision Systems, Inc., Series A-1 Preferred         1,054,960               --           --      933,593              --
MIDAS Vision Systems, Inc., Series C Preferred                  --        4,000,000           --           --              --
MIDAS Vision Systems, Inc., Common Stock                 4,000,000               --           --      157,396              --
Monterey Design Systems, Inc., Series 1 Preferred               --        4,750,000           --           --              --
Monterey Design Systems, Inc., Common Stock              4,750,000               --           --      708,955              --
Monterey Design Systems, Inc., Series 2 Preferred        3,000,000               --           --    3,333,333       5.400,000
Nanooptp Corp., Series A-1 Preferred                            --               --           --      956,234         604,259
Nanooptp Corp., Series B Preferred                         237,499               --           --      558,295         888,244
NetLogic Microsystems, Inc., Series D Preferred                 --               --           --    1,538,461       5,000,000
OpVista, Inc., Series B Preferred                               --               --           --    5,333,333       1,500,000
OpVista, Inc., Series C Preferred                        2,500,000               --           --   12,671,059       5,000,000
Senomyx, Inc., Series E Preferred                               --               --           --      517,260       1,500,000
Silverback Systems, Inc., Series B Preferred                    --        1,415,614           --           --              --
Silverback Systems, Inc., Series B-1 Preferred           1,415,614               --           --    1,105,949         450,051
Silverback Systems, Inc., Series C Preferred             3,010,133               --           --   30,927,835       3,965,564
Tensys Medical, Inc., Series C Preferred                        --               --           --    4,166,667       5,000,000
Virtual Silicon Technology, Inc., Series C Preferred            --               --           --    3,096,551       5,000,000
                                                        ===========     ===========   ==========                  ===========
Total Non Controlled Affiliates                         $33,278,783     $15,109,401   $       --                  $54,905,542
                                                        ===========     ===========   ==========                  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2003 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

     (b) Changes in Internal Controls. There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company's internal controls over financial reporting. Accordingly, no corrective actions were required or undertaken.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Managers and Officers

     Set forth below are names, ages, positions and certain other information concerning the current managers and executive officers of the Company as of October 31, 2003.

                                         Served in Present     Principal Occupation During Past 5
  Name and Age           Position          Capacity Since          Years and Other Affiliations
  ------------           --------        -----------------         ----------------------------
 David I. Fann, 39   President and       July 20, 2000         Mr. Fann is a Managing Director of U.S.
                     Co-Chief                                  Trust Company, N.A. Mr. Fann is a
                     Executive Officer                         director of Curon Medical, Inc. (Nasdaq:

                                                           CURN). Mr. Fann also serves as President and Co-Chief Executive Officer of UST Private Equity Investors Fund, Inc., Excelsior Private Equity Fund
                                                           II, Inc., and Excelsior Venture Investors III, LLC.

Douglas A.       Co-Chief             July 20, 2000        Mr. Lindgren is a Managing Director of U.S. Trust Company. Mr. Lindgren
Lindgren, 42     Executive Officer                         also serves as Co-Chief Executive Officer of UST Private Equity Investors
                 and Chief                                 Fund, Inc., Excelsior Private Equity Fund II, Inc., and Excelsior Venture
                 Investment Officer                        Investors III, LLC, Manager of Excelsior Directional Hedge Fund of Funds,
                                                           LLC, and Chairman of the Board of Excelsior Buyout Investors, LLC and
                                                           Excelsior Absolute Return Fund of Funds, LLC.

Robert           Treasurer            June 3, 2003         Mr. Aufenanger is a Senior Vice President of U.S. Trust Company, N.A.
Aufenanger, 50                                             Prior to joining U.S. Trust in April 2003, Mr. Aufenanger worked as a consultant to various clients in the fund industry and prior to this was
                                                           Chief Financial Officer for Icon Holdings Corp. Mr. Aufenanger also serves as Treasurer of UST Private Equity Investors Fund, Inc., Excelsior
                                                           Private Equity Fund II, Inc., and Excelsior Venture Investors III, LLC,
                                                           and Chief Financial Officer of Excelsior Directional Hedge Fund of Funds,
                                                           LLC, Excelsior Buyout Investors, LLC, and Excelsior Absolute Return Fund
                                                           of Funds, LLC.

Lee A.           Vice President       July 20, 2000        Mr. Gardella is a Senior Vice President of U.S. Trust Company, N.A. Mr.
Gardella, 36                                               Gardella also serves as Vice President of UST Private Equity Investors
                                                           Fund, Inc., Excelsior Private Equity Fund II, Inc., Excelsior Venture
                                                           Investors III, LLC, and Excelsior Absolute Return Fund of Funds, LLC.

James F.         Vice President       July 20, 2000        Mr. Rorer is a Vice President of U.S. Trust Company, N.A. Prior to
Rorer, 33                                                  joining U.S. Trust in May 1999, he worked at Bain & Company. Mr. Rorer also serves as Vice President of UST Private Equity Investors Fund, Inc.,
                                                           Excelsior Private Equity Fund II, Inc., Excelsior Venture Investors III,
                                                           LLC, and Excelsior Buyout Investors, LLC.

Cynthia          Chief                September 19, 2001   Ms. Englert is a Vice President of U.S. Trust Company, N.A. Prior to
Englert, 39      Administrative                            joining U.S. Trust in August 2001, Ms. Englert held positions in finance
                 Officer and                               at Whitney & Co. and Greenwich Capital Markets, Inc. Ms. Englert also
                 Secretary                                 serves as Chief Administrative Officer and Secretary of




                                                           UST Private Equity Investors Fund, Inc., Excelsior Private Equity Fund
                                                           II, Inc., and Excelsior Venture Investors III, LLC, and Secretary of
                                                           Excels Investors, LLC and Excelsior Absolute Return Fund of Funds, L

Raghav V.        Vice President       September 19, 2001   Mr. Nandagopal is a Senior Vice President of U.S. Trust Company, N.A. in
Nandagopal, 41                                             the Alternative Investments Division. Prior to joining U.S. Trust in
                                                           February 2001, Mr. Nandagopal held positions at McKinsey & Company and
                                                           AT&T Capital. Mr. Nandagopal also serves as Vice President of Excelsior
                                                           Venture Investors III, LLC.

John C.          Chairman of the      May 26, 2000         Mr. Hover was an Executive Vice President of U.S. Trust Company (retired
Hover II, 60     Board and Manager                         since 1998). Mr. Hover also serves as chairman of the board of directors or managers of UST Private Equity Investors Fund, Inc., Excelsior Private
                                                           Equity Fund II, Inc., and Excelsior Venture Investors III, LLC.

Gene M.          Manager,             May 26, 2000         Mr. Bernstein is Director of NIC Holding Corp; Dean of the Skodneck
Bernstein, 56    Member of the                             Business Development Center at Hofstra University from 2000-2001; prior
                 Audit and                                 to this Mr. Bernstein was President and Vice Chairman at Northville
                 Valuation                                 Industries, a petroleum marketing, distribution, trading and storage
                 Committees                                company and wholly-owned subsidiary of NIC Holding Corp. Mr. Bernstein also serves as a director or manager of UST Private Equity Investors
                                                           Fund, Inc., Excelsior Private Equity Fund II, Inc., Excelsior Venture
                                                           Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC.

Stephen V.       Manager,             May 26, 2000         Mr. Murphy is President of S.V. Murphy & Co., an investment banking firm.
Murphy, 58       Member of the                             Mr. Murphy also serves as a director or manager of UST Private Equity
                 Audit and                                 Investors Fund, Inc., Excelsior Private Equity Fund II, Inc., Excelsior
                 Valuation                                 Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds,
                 Committees                                LLC.

Victor F.        Manager,             May 26, 2000         Since October 2002, Mr. Imbimbo has been head of healthcare marketing in
Imbimbo,         Member of the                             the United States for TBWA, a global marketing agency. Prior to this, he
Jr., 51          Audit and                                 was with Bedrock Communications, Inc., a consulting company addressing
                 Valuation                                 the merger of traditional and digital communications solutions. Mr.
                 Committees                                Imbimbo also serves as a director or manager of UST Private Equity

                                                           Investors Fund, Inc., Excelsior Private Equity Fund II, Inc., Excelsior
                                                           Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds,
                                                           LLC.

Audit Committee Financial Expert

     Mr. Murphy is the audit committee financial expert as defined by SEC rules and is "independent," as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

     As of the end of the period, October 31, 2003, the Company has adopted a code of ethics, which complies with the criteria provided in SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is filed as Exhibit 14 to this Form 10-K.

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

     The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2003.

                            Aggregate    Total Compensation
                          Compensation   From the Company
                              From       And Fund Complex *
Name of Person/Position   The Company    Paid to Managers
-----------------------   ------------   ------------------
  John C. Hover II
      Manager                $15,000      $53,750 (4 Funds)

  Gene M. Bernstein
      Manager                $15,000      $74,250 (5 Funds)

  Stephen V. Murphy
      Manager                $15,000      $74,250 (5 Funds)

Victor F. Imbimbo, Jr.
      Manager                $15,000      $74,250 (5 Funds)

* The "Fund Complex" consists of UST Private Equity Investors Fund, Inc., Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As of October 31, 2003, certain beneficial owners, the directors, the chief executive officer and the directors and executive officers as a group held of record the following shares. Except as set forth below, to the Company's knowledge and based solely on a review of Forms 13D and 13G filed with the Securities and Exchange Commission (or the lack of such filings, as the case may be), no other person beneficially owned more than 5% of the Company's shares.

                                                                Amount and Nature
                                                                  of Beneficial
Title of Class       Name and Address of Beneficial Owner            Ownership      Percent of Class
--------------       ------------------------------------       -----------------   ----------------
Units of         Excelsior Venture Investors III, LLC             187,409 units           63.5%
membership       225 High Ridge Road
Interest         Stamford, CT  06905

Units of         David I. Fann                                       1 unit                 *
membership       c/o U.S. Trust Company, N.A.
Interest         5 Palo Alto Square, 9th Floor
                 3000 Camino Real
                 Palo Alto, CA  94303

Units of         John C. Hover II                                   200 units              *
membership       c/o United States Trust Company of New York,
Interest         114 West 47th Street, New York, NY 10036
                 1532.

Units of         Gene M. Bernstein                                  300 units              *
membership       c/o United States Trust Company of New York,
Interest         114 West 47th Street, New York, NY 10036
                 1532.

Units of         Stephen V. Murphy                                  200 units               *
membership       c/o United States Trust Company of New York,
Interest         114 West 47th Street, New York, NY 10036
                 1532.

Units of         Managers and executive officers                    701 units                *
membership       as a group (4 persons)
Interest

* Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The Company has engaged in no transactions with the managers or executive officers other than as described above or in the notes to the financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     Not applicable.

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

          (10)(i) Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company (1)

          (10)(j) Amended and Restated Agreement with respect to Seed Capital
               (2)

          (10)(k) Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC (1)

          (10)(l) Investment Sub-Advisory Agreement dated December 21, 2001 among the Company, U.S. Trust Company and U.S. Trust Company, N.A. (3)

          (14) Code of Ethics

          (31.1) Certification of Co-Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

          (31.2) Certification of Co-Chief Executive Officer pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.

          (31.3) Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          (32.1) Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (99)(a) Audit Committee Charter (4)

(b)  Reports on Form 8-K

     None.

(1) Incorporated by reference to the Company's Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).

(2) Incorporated by reference to the Company's Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-30986).

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.

(4) Incorporated by reference to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 EXCELSIOR VENTURE PARTNERS III, LLC


Date: January 29, 2004           By: /s/ DOUGLAS A. LINDGREN
                                     -------------------------------------------
                                 Douglas A. Lindgren, Co-Chief Executive Officer
                                 and Chief Investment Officer
                                 (principal executive officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                              Title                              Date
      ---------                              -----                              ----


/s/ DAVID I. FANN
-------------------------
David I. Fann               Co-Chief Executive Officer and President       January 29, 2004
                            (principal executive officer)


/s/ DOUGLAS A. LINDGREN
-------------------------
Douglas A. Lindgren         Co-Chief Executive Officer and                 January 29, 2004
                            Chief Investment Officer
                            (principal executive officer)


/s/ ROBERT F. AUFENANGER
-------------------------
Robert F. Aufenanger        Treasurer                                      January 29, 2004
                            (principal financial and accounting officer)


/s/ JOHN C. HOVER II                                                       January 29, 2004
-------------------------
John C. Hover II            Chairman of the Board and Manager


/s/ GENE M. BERNSTEIN                                                      January 29, 2004
-----------------------
Gene M. Bernstein           Manager


/s/ STEPHEN V. MURPHY                                                      January 29, 2004
---------------------
Stephen V. Murphy           Manager


/s/ VICTOR F. IMBIMBO, JR                                                  January 29, 2004
-------------------------
Victor F. Imbimbo, Jr.      Manager