Form 10-Q
period 2004-01-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2004-03-16
CIK 1103076

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from __________ to __________

                        Commission file number 000-29665

                                   ----------

                       EXCELSIOR VENTURE PARTNERS III, LLC
          ------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

DELAWARE                                               13-4102528
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

225 High Ridge Road, Stamford, CT                         06905
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)               (Zip Code)

Registrant's Telephone Number, Including Area Code (203) 352-4400

114 West 47th Street, New York, NY                      10036-1532
--------------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                     Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [_] No [X]

================================================================================

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

             INDEX                                                      PAGE NO.
             -----                                                      --------
PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements                                              1

             Portfolios of Investments as of January 31, 2004 and
             October 31, 2003                                                  2

             Statements of Assets and Liabilities at January 31, 2004
             and October 31, 2003                                              7

             Statements of Operations for the three-month periods
             ended January 31, 2004 and January 31, 2003                       8

             Statements of Changes in Net Assets for the three-month
             periods ended January 31, 2004 and January 31, 2003               9

             Statements of Cash Flows for the three-month periods
             ended January 31, 2004 and January 31, 2003                      10

             Financial Highlights for the three-month periods ended
             January 31, 2004 and January 31, 2003                            11

             Notes to Financial Statements                                    12

             Independent Accountants' Review Report                           17

   Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              18

   Item 3.   Quantitative and Qualitative Disclosures about Market
             Risk                                                             20

   Item 4.   Controls and Procedures                                          20

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings                                                20

   Item 2.   Changes in Securities and Use of Proceeds                        20

   Item 3.   Defaults Upon Senior Securities                                  20

   Item 4.   Submission of Matters to a Vote of Security Holders              20

   Item 5.   Other Information                                                20

   Item 6.   Exhibits and Reports on Form 8-K                                 20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)

                                                        January 31, 2004
                                                 ----------------------------
                                                                  Percent of
PORTFOLIO STRUCTURE                                  Value        Net Assets
-----------------------------------------------  -------------   ------------
   SHORT-TERM INVESTMENTS:
      AGENCY OBLIGATIONS                         $  46,988,838          38.84%
      INVESTMENT COMPANIES                             519,599           0.43%
   PRIVATE COMPANIES                                66,732,859          55.17%
   PRIVATE INVESTMENT FUNDS                          3,596,772           2.97%
                                                 -------------   ------------
   TOTAL INVESTMENTS                               117,838,068          97.41%
      OTHER ASSETS & LIABILITIES (NET)               3,136,074           2.59%
                                                 -------------   ------------
   NET ASSETS                                    $ 120,974,142         100.00%
                                                 =============   ============

Excelsior Venture Partners III, LLC
Portfolio of Investments

                                                        October 31, 2003
                                                 ----------------------------
                                                                  Percent of
PORTFOLIO STRUCTURE                                  Value        Net Assets
-----------------------------------------------  -------------   ------------

   SHORT-TERM INVESTMENTS:
      AGENCY OBLIGATIONS                         $  52,994,406          43.27%
      INVESTMENT COMPANIES                             519,599           0.42%
   PRIVATE COMPANIES                                62,905,542          51.37%
   PRIVATE INVESTMENT FUNDS                          3,080,766           2.52%
                                                 -------------   ------------
   TOTAL INVESTMENTS                               119,500,313          97.58%
      OTHER ASSETS & LIABILITIES (NET)               2,957,540           2.42%
                                                 -------------   ------------
   NET ASSETS                                    $ 122,457,853         100.00%
                                                 =============   ============

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments January 31, 2004 (Unaudited)

   Principal                                                      Acquisition          Value
 Amount/Shares                                                      Date ##           (Note 1)
--------------                                                -------------------   ------------
AGENCY OBLIGATIONS -- 38.84%
$   47,000,000   Federal Home Loan Bank Discount Notes,
                 0.95%, 2/09/04 (Cost $46,988,838)                                  $ 46,988,838
                                                                                    ------------
PRIVATE COMPANIES **, #, @ -- 55.17
   Common Stocks -- 0.00%
      Capital Equipment -- 0.00%
       157,396   MIDAS Vision Systems, Inc.                          03/03                    --
                                                                                    ------------
      Life Sciences -- 0.00%
        46,860   Genoptix, Inc.                                      07/03                    --
                                                                                    ------------
      Semiconductor -- 0.00%
       708,955   Monterey Design Systems, Inc.                       06/03                    --
                                                                                    ------------
                 TOTAL COMMON STOCKS (Cost $8,749,999)                                        --
                                                                                    ------------
   Preferred Stocks -- 49.54
      Capital Equipment -- 0.00%
       933,593   MIDAS Vision Systems, Inc.,
                 Series A-1                                          03/03                    --
                                                                                    ------------
   Consumer Electronics -- 3.31
     1,523,810   Gyration, Inc., Series C-2                          03/03             4,000,000
                                                                                    ------------
   Consumer Products -- 1.24
       517,260   Senomyx, Inc., Series E                             11/01             1,500,000
                                                                                    ------------
   Enterprise Software -- 5.54
     5,914,488   LogicLibrary, Inc., Series A                    01/02 & 08/03         2,704,226
    20,000,000   ***Pilot Software Inc., Series A                05/02 & 04/03         4,000,000
                                                                                    ------------
                                                                                       6,704,226
                                                                                    ------------
   Information Services -- 0.00%
         4,425   Cenquest, Inc., Series 2                             7/01                    --
                                                                                    ------------
   Life Sciences -- 6.20%
       647,948   Adeza Biomedical Corporation, Series 5              09/01             3,000,000
     2,419,355   Ancile Pharmaceuticals, Inc., Series D              11/01                    --
     1,999,999   Archemix Corporation, Inc., Series A         08/02, 01/03, 11/03      1,999,999
       942,481   Genoptix, Inc., Series B-1                          12/01             1,253,500
     1,403,696   Genoptix, Inc., Series B-2                   07/03, 09/03, 12/03      1,249,999
                                                                                    ------------
                                                                                       7,503,498
                                                                                    ------------
   Medical Technology -- 4.13%
     4,166,667   Tensys Medical, Inc., Series C                      03/02             5,000,000
                                                                                    ------------
   Optical -- 8.07%
     4,330,504   LightConnect, Inc., Series B                        07/01               948,562
    12,292,441   LightConnect, Inc., Series C                        12/02               992,000
       956,234   NanoOpto Corporation, Series A-1               10/01 & 03/02                 --
     2,233,180   NanoOpto Corporation, Series B               09/03, 11/03, 1/04       1,318,958
     5,333,333   OpVista, Inc., Series B                             07/01             1,500,000
    12,671,059   OpVista, Inc., Series C                             09/03             5,000,000
                                                                                    ------------
                                                                                       9,759,520
   Semiconductor -- 16.38%
     3,333,333   Monterey Design Systems, Inc., Series 2             06/03             5,400,000
     1,538,461   NetLogic Microsystems, Inc., Series D               08/01             5,000,000
     2,211,898   Silverback Systems, Inc., Series B-1                02/02               450,051
    30,927,835   Silverback Systems, Inc., Series C              03/03 & 09/03         3,965,564
     3,096,551   Virtual Silicon Technology, Inc., Series C          12/01             5,000,000
                                                                                    ------------
                                                                                      19,815,615

Excelsior Venture Partners III, LLC
Portfolio of Investments January 31, 2004 -- (continued)

   Principal
Amount/Shares/                                                    Acquisition          Value
Percent Owned                                                       Date ##           (Note 1)
--------------                                                -------------------  -------------
Wireless --  4.67%
     3,766,666   Ethertronics, Inc., Series B                 06/01, 09/02, 07/03   $  5,650,000
                                                                                   -------------
                 TOTAL PREFERRED STOCKS (Cost $70,758,137)                            59,932,859
                                                                                   -------------
Notes -- 5.63%
   Consumer Electronics -- 2.31%
$    2,797,200   Gyration, Inc., Bridge Note 12%,  6/2/2004          12/03             2,797,200
                                                                                   -------------
   Enterprise Software -- 3.31%
$    4,000,000   ***Datanautics, Inc., Convertible
                 Promissory Note 3%, 1/31/2004                   08/03 & 09/03         4,000,000
                                                                                   -------------
   Life Sciences--0.00 %
$      600,000   Ancile Pharmaceuticals, Inc., Bridge
                 Note 6%,  2/22/2003                                 10/02                    --
$      250,000   Ancile Pharmaceuticals, Inc., Bridge
                 Note 6%, 5/10/2003                                  01/03                    --
                                                                                   -------------
                                                                                              --
                 TOTAL NOTES (Cost $7,647,200)                                         6,797,200
                                                                                   -------------
Warrants -- 0.00%
   Consumer Electronics -- 0.01%
             1   Gyration, Inc.                                      12/03                 2,800
                                                                                   -------------
   Life Sciences--0.00 %
             2   Ancile Pharmaceuticals, Inc.                    10/02 & 01/03                --
                                                                                   -------------
   Wireless -- 0.00%
       100,000   Ethertronics, Inc.                                  09/02                    --
       115,000   Ethertronics, Inc.                                  07/03                    --
        66,667   Ethertronics, Inc.                                  08/03                    --
                                                                                   -------------
                                                                                              --
                 TOTAL WARRANTS (Cost $2,800)                                              2,800
                                                                                   -------------
                 TOTAL -- PRIVATE COMPANIES
                 (Cost $87,158,136)                                                   66,732,859
                                                                                   -------------
PRIVATE INVESTMENT FUNDS **, # -- 2.97%
          0.40%  Advanced Technology Ventures VII, LP             08/01-12/03            526,590
          1.48%  Burrill Life Sciences Capital Fund                  12/02               213,442
          1.35%  CHL Medical Partners II, LP                      01/02-11/03            510,529
          4.94%  CMEA Ventures Partners, LP                          12/03                92,285
          0.36%  Morgenthaler Partners VII, LP                    07/01-01/04            878,762
          0.60%  Prospect Venture Partners II, LP                 06/01-01/04            911,700
          2.36%  Tallwood II, LP                                  12/02-10/03            343,464
          1.75%  Valhalla Partners II, LP                            10/03               120,000
                                                                                   -------------
                 TOTAL -- PRIVATE INVESTMENT FUNDS
                 (Cost $4,353,784)                                                     3,596,772
                                                                                   -------------
INVESTMENT COMPANIES -- 0.43%
       519,599   Dreyfus Government Cash Management Fund
                 Institutional Shares (Cost $519,599)                                    519,599
                                                                                   -------------
TOTAL INVESTMENTS (Cost $139,020,357) - 97.41%                                       117,838,068
OTHER ASSETS & LIABILITIES (NET) - 2.59%                                               3,136,074
                                                                                   -------------
NET ASSETS - 100.00%                                                               $ 120,974,142
                                                                                   -------------

----------
**   Restricted as to public resale. Acquired between June 1, 2001 and January
31, 2004. Total cost of restricted securities at January 31, 2004 aggregated $91,511,920. Total value of restricted securities owned at January 31, 2004 was $70,329,631 or 58.14% of net assets.
#    Non-income producing securities.
##   Required disclosure for restricted securities only.
@    At January 31, 2004 the Company owned 5% or more of the company's outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at January 31, 2004 was $58,732,859.
*** At January 31, 2004, the Company owned 25% or more of the company's outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at January 31, 2004 was $8,000,000.


     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments October 31, 2003

  Principal                                                       Acquisition           Value
Amount/Shares                                                       Date ##            (Note 1)
--------------                                                -------------------   -------------
AGENCY OBLIGATIONS -- 43.27%
$   53,000,000   Federal Home Loan Bank Discount Notes,
                  0.95%, 11/05/03 (Cost $52,994,406)                                $  52,994,406
                                                                                    -------------
PRIVATE COMPANIES **, #, @ -- 51.37%
   Common Stocks -- 0.00%
      Capital Equipment -- 0.00%
       157,396   MIDAS Vision Systems, Inc.                          03/03                     --
                                                                                    -------------

      Life Sciences -- 0.00%
        46,860   Genoptix, Inc.                                      07/03                     --
                                                                                    -------------

      Semiconductor -- 0.00%
       708,955   Monterey Design Systems, Inc.                       06/03                     --
                                                                                    -------------

                 TOTAL COMMON STOCKS (Cost $8,749,999)                                         --
                                                                                    -------------

   Preferred Stocks -- 48.10%
      Capital Equipment -- 0.00%
       933,593   MIDAS Vision Systems, Inc., Series A-1              03/03                     --
                                                                                    -------------

      Consumer Electronics -- 3.27%
     1,523,810   Gyration, Inc., Series C-2                          03/03              4,000,000
                                                                                    -------------

      Consumer Products -- 1.22%
       517,260   Senomyx, Inc., Series E                             11/01              1,500,000
                                                                                    -------------

      Enterprise Software -- 5.48%
     5,914,488   LogicLibrary, Inc., Series A                    01/02 & 08/03          2,704,226
    20,000,000   ***Pilot Software Inc., Series A                05/02 & 04/03          4,000,000
                                                                                    -------------
                                                                                        6,704,226
                                                                                    -------------
      Information Services -- 0.00%
         4,425   Cenquest, Inc., Series 2                            7/01                      --
                                                                                    -------------

      Life Sciences -- 5.15%
       647,948   Adeza Biomedical Corporation, Series 5              09/01              3,000,000
     2,419,355   Ancile Pharmaceuticals, Inc., Series D              11/01                     --
     1,314,285   Archemix Corporation, Inc., Series A            08/02 & 01/03          1,314,285
       942,481   Genoptix, Inc., Series B-1                          12/01              1,253,500
       826,823   Genoptix, Inc., Series B-2                      07/03 & 09/03            734,851
                                                                                    -------------
                                                                                        6,302,636
      Medical Technology -- 4.08%
     4,166,667   Tensys Medical, Inc., Series C                      03/02              5,000,000
                                                                                    -------------

      Optical -- 8.11%
     4,330,504   LightConnect, Inc., Series B                        07/01                948,562
    12,292,441   LightConnect, Inc., Series C                        12/02                992,000
       956,234   NanoOpto Corporation, Series A-1                10/01 & 03/02            604,259
       558,295   NanoOpto Corporation, Series B                      09/03                888,244
     5,333,333   OpVista, Inc., Series B                             07/01              1,500,000
    12,671,059   OpVista, Inc., Series C                             09/03              5,000,000
                                                                                    -------------
                                                                                        9,933,065
      Semiconductor -- 16.18%
     3,333,333   Monterey Design Systems, Inc.,
                  Series 2                                           06/03              5,400,000
     1,538,461   NetLogic Microsystems, Inc., Series D               08/01              5,000,000
     1,105,949   Silverback Systems, Inc., Series B-1                02/02                450,051
    30,927,835   Silverback Systems, Inc., Series C              03/03 & 09/03          3,965,564
     3,096,551   Virtual Silicon Technology, Inc., Series C          12/01              5,000,000
                                                                                    -------------
                                                                                       19,815,615

Excelsior Venture Partners III, LLC
Portfolio of Investments October 31, 2003 - (continued)

  Principal
Amount/Shares/                                                     Acquisition            Value
Percent Owned                                                       Date ##            (Note 1)
--------------                                                -------------------   -------------
   Wireless --  4.61%
     3,766,666   Ethertronics, Inc., Series B                 06/01, 09/02, 07/03   $   5,650,000
                                                                                    -------------
                 TOTAL PREFERRED STOCKS (Cost $68,844,780)                             58,905,542
                                                                                    -------------
   Notes -- 3.27%
      Enterprise Software -- 3.27%
$    4,000,000   ***Datanautics, Inc., Convertible
                  Promissory Note 3%, 1/31/2004                  08/03 & 09/03          4,000,000
                                                                                    -------------
      Life Sciences--0.00 %
$      600,000   Ancile Pharmaceuticals, Inc., Bridge Note
                  6%,  2/22/2003                                     10/02                     --
$      250,000   Ancile Pharmaceuticals, Inc., Bridge Note
                  6%, 5/10/2003                                      01/03                     --
                                                                                    -------------
                                                                                               --
                 TOTAL NOTES (Cost $4,850,000)                                          4,000,000
                                                                                    -------------
   Warrants -- 0.00%
      Life Sciences--0.00 %
             2   Ancile Pharmaceuticals, Inc.                    10/02 & 01/03                 --
                                                                                    -------------
   Wireless -- 0.00%
       100,000   Ethertronics, Inc.                                  09/02                     --
       115,000   Ethertronics, Inc.                                  07/03                     --
        66,667   Ethertronics, Inc.                                  08/03                     --
                                                                                    -------------
                                                                                               --
                 TOTAL WARRANTS (Cost $0)                                                      --
                                                                                    -------------
                 TOTAL -- PRIVATE COMPANIES (Cost $82,444,779)                         62,905,542
                                                                                    -------------
PRIVATE INVESTMENT FUNDS **, # -- 2.52%
          0.40%  Advanced Technology Ventures VII, L.P.           08/01-05/03             490,904
          1.48%  Burrill Life Sciences Capital Fund                  12/02                213,442
          1.35%  CHL Medical Partners II, L.P.                    01/02-07/03             410,529
          0.36%  Morgenthaler Partners VII, L.P.                  07/01-09/03             740,727
          0.60%  Prospect Venture Partners II, L.P.               06/01-09/03             761,700
          2.36%  Tallwood II, L.P.                                12/02-10/03             343,464
          2.79%  Valhalla Partners II, L.P.                          10/03                120,000
                                                                                    -------------
                 TOTAL -- PRIVATE INVESTMENT FUNDS
                  (Cost $3,835,428)                                                     3,080,766
                                                                                    -------------
INVESTMENT COMPANIES -- 0.42%
       519,599   Dreyfus Government Cash Management Fund
                  Institutional Shares (Cost $519,599)                                    519,599
                                                                                    -------------
TOTAL INVESTMENTS (Cost $139,794,212) - 97.58%                                        119,500,313
OTHER ASSETS & LIABILITIES (NET) - 2.42%                                                2,957,540
                                                                                    -------------
NET ASSETS - 100.00%                                                                $ 122,457,853
                                                                                    -------------

----------
** Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2003. Total cost of restricted securities at October 31, 2003 aggregated $86,280,207. Total value of restricted securities owned at October 31, 2003 was $65,986,308 or 53.88% of net assets.
# Non-income producing securities.
## Required disclosure for restricted securities only.
@ At October 31, 2003, the Company owned 5% or more of the company's outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2003 was $54,905,542.
*** At October 31, 2003, the Company owned 25% or more of the company's outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2003 was $8,000,000.

     Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Statements of Assets and Liabilities

                                                  January 31,
                                                     2004         October 31,
ASSETS:                                           (Unaudited)        2003
                                                 -------------   -------------
   Unaffiliated Issuers at value (Cost
    $51,862,221 and $57,349,433, respectively)   $  51,105,209   $  56,594,771
   Controlled Affiliated Issuers at value (Cost
    $8,000,000 and $8,000,000,  respectively)       8,000,000        8,000,000
   Non Controlled Affiliated Issuers at value
    (Cost $79,158,136 and $74,444,779,
    respectively)                                   58,732,859      54,905,542
                                                 -------------   -------------
   Investments, at value (Cost $139,020,357 and
    $139,794,212, respectively) (Note 1)           117,838,068     119,500,313
                                                 -------------   -------------
   Cash and cash equivalents                         3,807,363       3,738,154
   Interest receivable                                     403             407
   Other receivables                                     1,945           1,945
   Prepaid insurance                                    55,642           2,992
                                                 -------------   -------------
      Total Assets                                 121,703,421     123,243,811
                                                 -------------   -------------
LIABILITIES:
   Management fees payable (Note 2)                    609,842         617,322
   Professional fees payable                            44,328          66,298
   Administration fees payable (Note 2)                 40,049          25,625
   Board of Managers' fees payable (Note 2)             15,124          60,000
   Other payables                                       19,936          16,713
                                                 -------------   -------------
      Total Liabilities                                729,279         785,958
                                                 -------------   -------------
NET ASSETS                                       $ 120,974,142   $ 122,457,853
                                                 =============   =============
NET ASSETS consist of:
   Paid-in capital                               $ 142,156,431   $ 142,751,752
   Unrealized depreciation on investments          (21,182,289)    (20,293,899)
                                                 -------------   -------------
Total Net Assets                                 $ 120,974,142   $ 122,457,853
                                                 =============   =============
Units of Membership Interest Outstanding
 (Unlimited Number of no par value units
 authorized)                                           295,210         295,210
                                                 =============   =============
NET ASSET VALUE PER UNIT                         $      409.79   $      414.82
                                                 =============   =============

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Statements of Operations (Unaudited)

                                                      Three Months Ended
                                                          January 31,
                                                      2004            2003
                                                 -------------   -------------
INVESTMENT INCOME:
Interest income from unaffiliated investments    $     122,135   $     291,251
Interest income from affiliated investments              6,729              --
Dividend income                                          1,195           2,163
                                                 -------------   -------------
   Total Income                                        130,059         293,414
                                                 -------------   -------------
EXPENSES:
Management fees (Note 2)                               609,842         668,443
Administration fees (Note 2)                            35,341          38,979
Professional fees                                       35,288          12,603
Board of Managers' fees (Note 2)                        15,124          15,123
Insurance Expense                                       20,116          17,254
Custodian fees                                           5,636           5,247
Miscellaneous fees                                       4,033           6,303
                                                 -------------   -------------
   Total Expenses                                      725,380         763,952
NET INVESTMENT LOSS                                   (595,321)       (470,538)
                                                 -------------   -------------
NET REALIZED AND UNREALIZED GAIN (LOSS) ON
 INVESTMENTS: (Note 1)
Net realized gain on investments on
 unaffiliated investments                                   --               4
Net change in unrealized depreciation on
 investments                                          (888,390)     (5,425,658)
                                                 -------------   -------------
NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS       (888,390)     (5,425,654)
                                                 -------------   -------------
NET DECREASE IN NET ASSETS RESULTING FROM
 OPERATIONS                                      $  (1,483,711)  $  (5,896,192)
                                                 =============   =============

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Statements of Changes in Net Assets (Unaudited)

                                                      Three Months Ended
                                                          January 31,
                                                      2004            2003
                                                 -------------   -------------
OPERATIONS:
   Net investment loss                           $    (595,321)  $    (470,538)
   Net realized gain on investments                         --               4
   Net change in unrealized depreciation on
    investments                                       (888,390)     (5,425,658)
                                                 -------------   -------------
   Net decrease in net assets resulting from
    operations                                      (1,483,711)     (5,896,192)
                                                 -------------   -------------
NET DECREASE IN NET ASSETS                          (1,483,711)     (5,896,192)
NET ASSETS:
   Beginning of period                             122,457,853     138,495,015
                                                 -------------   -------------
   End of period                                 $ 120,974,142   $ 132,598,823
                                                 =============   =============

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Statements of Cash Flows (Unaudited)

                                                      Three Months Ended
                                                          January 31,
                                                     2004            2003
                                                 -----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net decrease in net assets resulting from
    operations.                                  $  (1,483,711)  $  (5,896,192)
   Adjustments to reconcile net decrease in net
    assets from operations to net cash provided
    by operating activities:
      Net change in unrealized depreciation on
       investments                                     888,390       5,425,658
      Purchase of investments                       (5,295,642)     (2,612,714)
      Proceeds received from private investment
       funds                                            63,929              --
      Net change in short-term investments           6,005,568       2,348,934
      Decrease (increase) in interest
       receivable                                            4          (9,306)
      Decrease in other receivable                          --         995,019
      Decrease (increase) in prepaid insurance         (52,650)         17,253
      Decrease in management fee payable                (7,480)        (28,584)
      Decrease in Board of Managers' fees
       payable                                         (44,876)        (45,204)
      Decrease in other expenses payable                (4,323)       (162,761)
                                                 -------------   -------------
         Net cash provided by operating
          activities                                    69,209          32,103
                                                 -------------   -------------
         Net increase in cash                           69,209          32,103
                                                 -------------   -------------
            Cash at beginning of period              3,738,154              --
                                                 -------------   -------------
            Cash at end of period                $   3,807,363   $      32,103
                                                 =============   =============

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

                                                      Three Months Ended
                                                          January 31,
                                                      2004            2003
                                                 -------------   -------------
NET ASSET VALUE, BEGINNING OF PERIOD             $      414.82   $      469.14
INCOME FROM INVESTMENT OPERATIONS:
   Net investment loss                                   (2.02)          (1.59)
   Net realized and unrealized loss on
    investment transactions                              (3.01)         (18.38)
                                                 -------------   -------------
      Total from investment operations                   (5.03)         (19.97)
                                                 -------------   -------------
NET ASSET VALUE, END OF PERIOD                   $      409.79   $      449.17
                                                 =============   =============
TOTAL NET ASSET VALUE RETURN (3), (4)                    (1.21)%         (4.26)%
RATIOS AND SUPPLEMENTAL DATA:
   Net assets, end of period (000's)             $     120,974   $     132,599
   Ratios to average net assets: (2)
      Net expenses                                        2.38%           2.25%
      Net investment loss                                (1.96)%         (1.39)%
   Portfolio Turnover Rate (3)                            0.09%           0.00%

(1) Selected data for a unit of membership interest outstanding through each period
(2)  Annualized
(3)  Not annualized
(4) Total investment return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company's units were issued in a private placement and are not traded. Therefore the market value total investment return is not presented

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

                       EXCELSIOR VENTURE PARTNERS III, LLC

                          NOTES TO FINANCIAL STATEMENTS

                          January 31, 2004 (Unaudited)

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

     The following is a summary of the Company's significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. Certain amounts in the prior period financial statements have been reclassified to conform to the current period's financial statements.

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

          At January 31, 2004 and October 31, 2003, market quotations were not readily available for securities valued at $70,329,631 or 58.14% of net assets and $65,986,308 or 53.88% of net assets, respectively. Such securities were valued by the Investment Advisers, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          In accordance with the accounting guidance provided in the AICPA Audit and Accounting Guide, "Audits of Investment Companies", the Company reclassified certain amounts from undistributed net investment income or loss and accumulated net realized gains to net capital contributions. The Company reclassified $(595,321) and $(2,077,138) of undistributed net investment loss for the periods ended January 31, 2004 and October 31, 2003, respectively. The Company reclassified $0 and $44 of accumulated realized gains for the same periods, respectively. These reclassifications were to reflect, as adjustments to paid-in capital, the amounts of taxable income or loss that have been allocated to the members and had no effect on net assets.

          The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of January 31, 2004 and October 31, 2003, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company's other investments at January 31, 2004 was $134,666,573, and those investments had net depreciation on a tax basis at January 31, 2004 of $20,425,277, consisting of gross appreciation of $6,224,396 and gross depreciation of $26,649,673. The cost basis for federal tax purposes of the Company's other investments at October 31, 2003 was $135,958,784, and those investments had net depreciation on a tax basis at October 31, 2003 of $19,539,237, consisting of gross appreciation of $6,506,176 and gross depreciation of $26,045,413.

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

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Prior to June 1, 2003, and pursuant to an Investment Advisory Agreement (the "Agreement"), U.S. Trust Company served during the reporting period as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to June 1, 2003, and pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company, N.A. served as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser. As of January 31, 2004 and October 31, 2003, $609,842 and $617,322 were payable to the Investment Adviser.

     In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company's cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current net unrealized capital depreciation on all of the Company's investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year. As of January 31, 2004 and January 31, 2003, there was no Incentive Carried interest earned by the Investment Adviser.

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

     As of January 31, 2004 and October 31, 2003, Excelsior Venture Investors III, LLC had an investment in the Company of $76,798,357 and $77,740,266, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the three month periods ended January 31, 2004, and January 31, 2003 were as follows:

Three Month Periods Ended
       January 31,          Purchases ($)   Proceeds ($)
-------------------------   -------------   ------------
          2004                  5,295,642         63,929
          2003                  2,612,714             --

Note 4 -- Commitments

     As of January 31, 2004, the Company had outstanding investment commitments totaling $18,582,286.

Note 5 -- Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividend from affiliated companies during the period ended January 31, 2004 and the year ended October 31, 2003. Transactions with companies, which are or were affiliates, were as follows:

                                                                  For the Three Months Ended January 31, 2004
                                                           ---------------------------------------------------------
                                Shares/Par                                                                Shares/Par
                                 Held at                    Purchases/      Sale/              Realized    Held at     Cumulative
                                 October      October 31,   Conversion   Conversion  Interest    Gain    January 31,     Value
Name of Investment               31, 2003     2003 Value   Acquisitions   Proceeds   Received   (Loss)      2004        (Note 1)
---------------------------------------------------------  ------------  ---------------------------------------------------------
Controlled Affiliates
Pilot Software Inc., Series
 A Preferred                     20,000,000  $  4,000,000  $         --  $       --  $     --  $     --   20,000,000  $  4,000,000
Datanautics, Inc., Promissory
 Note 3.00%                    $  4,000,000     4,000,000            --          --        --        --  $ 4,000,000     4,000,000
                                             ----------------------------------------------------------               ------------
   Total Controlled
    Affiliates                               $  8,000,000  $         --  $       --        --  $     --               $  8,000,000
Non Controlled Affiliates
Adeza Biomedical Corp.,
 Series 5 Preferred                 647,948  $  3,000,000  $         --  $       --  $     --  $     --      647,948  $  3,000,000
Ancile Pharmaceuticals, Inc.,
 Series D Preferred               2,419,355            --            --          --        --        --    2,419,355            --
Ancile Pharmaceuticals, Inc.,
 Bridge Notes 6%               $    850,000            --            --          --        --        --  $   850,000            --
Ancile Pharmaceuticals,
 Inc., Warrant                            2            --            --          --        --        --            2            --
Archemix Corporation,
 Series A Preferred               1,314,285     1,314,285       685,714          --        --        --    1,999,999     1,999,999
Cenqest, Inc., Series 2
 Preferred                            4,425            --            --          --        --        --        4,425            --
Ethertronics Inc., Series B
 Preferred                        3,766,666     5,650,000            --          --        --        --    3,766,666     5,650,000
Ethertronics Inc., Warrant          281,667            --            --          --        --        --      281,667            --
Genoptix, Inc., Series B-1
 Preferred                          942,481     1,253,500            --          --        --        --      942,481     1,253,500
Genoptix, Inc., Series B-2
 Preferred                          826,823       734,851       515,148          --        --        --    1,403,696     1,249,999
Genoptix, Inc., Common Stock         46,860            --            --          --        --        --       46,860            --
Gyration, Inc., Series C2
 Preferred                        1,523,810     4,000,000            --          --        --        --    1,523,810     4,000,000
Gyration, Inc., Bridge Note
 12%, 6/2/2004                           --            --     2,797,200          --     6,658        --  $ 2,800,000  $  2,797,200
Gyration, Inc., Warrant                  --            --         2,800          --        --        --            1         2,800
LightConnect, Inc., Series B
 Preferred                        4,330,504       948,562            --          --        --        --    4,330,504       948,562
LightConnect, Inc., Series C
 Preferred                       12,292,441       992,000            --          --        --        --   12,292,441       992,000
LogicLibrary, Inc., Series A
 Preferred                        5,914,488     2,704,226            --          --        --        --    5,914,488     2,704,226
MIDAS Vision Systems, Inc.,
 Series A-1 Preferred               933,593            --            --          --        --        --      933,593            --
MIDAS Vision Systems, Inc.,
 Common Stock                       157,396            --            --          --        --        --      157,396            --
Monterey Design Systems,
 Inc., Common Stock                 708,955            --            --          --        --        --      708,955            --
Monterey Design Systems,
 Inc., Series 2 Preferred         3,333,333     5,400,000            --          --        --        --    3,333,333     5,400,000
NanoOpto Corp., Series A-1
 Preferred                          956,234       604,259            --          --        --        --      956,234            --
NanoOpto Corp., Series B
 Preferred                          558,295       888,244       712,496          --        --        --    2,233,180     1,318,958
NetLogic Microsystems, Inc.,
 Series D Preferred               1,538,461     5,000,000            --          --        --        --    1,538,461     5,000,000
OpVista, Inc., Series B
 Preferred                        5,333,333     1,500,000            --          --        --        --    5,333,333     1,500,000
OpVista, Inc., Series C
 Preferred                       12,671,059     5,000,000            --          --        71        --   12,671,059     5,000,000
Senomyx, Inc., Series E
 Preferred                          517,260     1,500,000            --          --        --        --      517,260     1,500,000
Silverback Systems, Inc.,
 Series B-1 Preferred             2,211,898       450,051            --          --        --        --    2,211,898       450,051
Silverback Systems, Inc.,
 Series C Preferred              30,927,835     3,965,564            --          --        --        --   30,927,835     3,965,564
Tensys Medical, Inc.,
 Series C Preferred               4,166,667     5,000,000            --          --        --        --    4,166,667     5,000,000
Virtual Silicon Technology,
 Inc., Series C Preferred         3,096,551     5,000,000            --          --        --        --    3,096,551     5,000,000
                                             ------------  ------------  ------------------------------               ------------
Total Non Controlled
 Affiliates                                  $ 54,905,542  $  4,713,358  $       --  $  6,729  $     --               $ 58,732,859
                                             ------------  ------------  ------------------------------               ------------

                                                                    For the Ended October 31, 2003
                                                           -------------------------------------------------
                                Shares/Par                                                       Shares/Par
                                 Held at                    Purchases/       Sale/     Realized    Held at     Cumulative
                                October 31,   October 31,   Conversion    Conversion     Gain    October 31,     Value
Name of Investment                 2002       2002 Value   Acquisitions    Proceeds     (Loss)      2003        (Note 1)
---------------------------------------------------------  ------------  -------------------------------------------------
Controlled Affiliates
Pilot Software Inc., Series A
 Preferred                        15,000,00  $  3,000,000  $  1,000,000  $         --  $     --   20,000,000  $  4,000,000
Datanautics, Inc., Promissory
 Note 3.00%                              --            --     4,000,000            --        --  $ 4,000,000     4,000,000
                                             --------------------------------------------------               ------------
   Total Controlled
    Affiliates                               $  3,000,000  $  5,000,000  $         --  $     --               $  8,000,000
Non Controlled Affiliates
Adeza Biomedical Corp.,
 Series 5 Preferred                 647,948  $  3,000,000  $         --  $         --  $     --      647,948  $  3,000,000
Ancile Pharmaceuticals, Inc.,
 Series D Preferred               2,419,355     3,000,000            --            --        --    2,419,355            --
Ancile Pharmaceuticals, Inc.,
 Bridge Notes 6%               $    600,000       600,000       250,000            --        --  $   850,000            --
Ancile Pharmaceuticals, Inc.,
 Warrant                                  1            --            --            --        --            2            --
Archemix Corporation,
 Series A Preferred                 628,571       628,571       685,714            --        --    1,314,285     1,314,285
Cenqest, Inc., Series 1
 Preferred                       44,247,788            --            --     2,000,000        --           --            --
Cenqest, Inc., Series 2
 Preferred                               --            --     2,000,000            --        --        4,425            --
Ethertronics Inc., Series B
 Preferred                        3,099,999     4,650,000     1,000,000            --        --    3,766,666     5,650,000
Ethertronics Inc., Warrant          115,000            --            --            --        --      281,667            --
Genoptix, Inc., Bridge
 Note 6%                                 --            --       443,787       443,787        --           --            --
Genoptix, Inc., Series B
 Preferred                        1,879,699     2,500,000            --     2,500,000        --           --            --
Genoptix, Inc., Series B-1
 Preferred                               --            --     2,500,000            --        --      942,481     1,253,500
Genoptix, Inc., Series B-2
 Preferred                               --            --       734,851            --        --      826,823       734,851
Genoptix, Inc., Common Stock             --            --            --            --        --       46,860            --
Gyration, Inc., Series C2
 Preferred                               --            --     4,000,000            --        --    1,523,810     4,000,000
LightConnect, Inc., Series B
 Preferred                        4,330,504       948,563            --            --        --    4,330,504       948,562
LightConnect, Inc., Series C
 Preferred                               --            --       992,000            --        --   12,292,441       992,000
LogicLibrary, Inc., Series A
 Preferred                        4,374,256     2,000,000       704,225            --        --    5,914,488     2,704,226
MIDAS Vision Systems, Inc.,
 Series A-1 Preferred                    --            --     1,054,960            --        --      933,593            --
MIDAS Vision Systems, Inc.,
 Series C Preferred              15,739,638     4,000,000            --     4,000,000        --           --            --
MIDAS Vision Systems, Inc.,
 Common Stock                            --            --     4,000,000            --        --      157,396            --
Monterey Design Systems, Inc.,
 Series 1 Preferred               7,089,552     4,750,000            --     4,750,000        --           --            --
Monterey Design Systems, Inc.,
 Common Stock                            --            --     4,750,000            --        --      708,955            --
Monterey Design Systems, Inc.,
 Series 2 Preferred                      --            --     3,000,000            --        --    3,333,333     5,400,000
NanoOpto Corp., Series A-1
 Preferred                          956,234     2,231,212            --            --        --      956,234       604,259
NanoOpto Corp., Series B
 Preferred                               --            --       237,499            --        --      558,295       888,244
NetLogic Microsystems, Inc.,
 Series D Preferred               1,538,461     5,000,000            --            --        --    1,538,461     5,000,000
OpVista, Inc., Series B
 Preferred                        5,333,333     4,000,000            --            --        --    5,333,333     1,500,000
OpVista, Inc., Series C
 Preferred                               --            --     2,500,000            --        --   12,671,059     5,000,000
Senomyx, Inc., Series E
 Preferred                          517,260     1,500,000            --            --        --      517,260     1,500,000
Silverback Systems, Inc.,
 Series B Preferred               2,211,898     1,415,614            --     1,415,614        --           --            --
Silverback Systems, Inc.,
 Series B-1 Preferred                    --            --     1,415,614            --        --    1,105,949       450,051
Silverback Systems, Inc.,
 Series C Preferred                      --            --     3,010,133            --        --   30,927,835     3,965,564
Tensys Medical, Inc.,
 Series C Preferred               4,166,667     5,000,000            --            --        --    4,166,667     5,000,000
Virtual Silicon Technology,
 Inc., Series C Preferred         3,096,551     5,000,000            --            --        --    3,096,551     5,000,000
                                             ------------  ------------  ------------  --------               ------------
      Total Non Controlled
       Affiliates                            $ 50,223,960  $ 33,278,783  $ 15,109,401  $     --               $ 54,905,542
                                             ------------  ------------  ------------  --------               ------------

                     Independent Accountants' Review Report

To the Members and Board of Managers of
Excelsior Venture Partners III, LLC

We have reviewed the accompanying statement of assets and liabilities of Excelsior Venture Partners III, LLC ("the Company"), including the portfolio of investments, as of January 31, 2004, and the related statements of operations, changes in net assets, cash flows, and the financial highlights for the three-month periods ended January 31, 2004 and 2003. These financial statements and financial highlights are the responsibility of the Fund's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements and financial highlights referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2003, and the related statements of operations, changes in net assets and cash flows, and the financial highlights for the year then ended (not presented herein) and in our report dated December 22, 2003, we expressed an unqualified opinion on those financial statements and financial highlights.


                                          ERNST & YOUNG LLP

Boston, Massachusetts
March 12, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Three-month Period Ended January 31, 2004 as Compared to the Similar Period in 2003

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the three-month periods ended January 31, 2004 and 2003, the Company had a net realized gain/(loss) on security transactions of $0 and $4, respectively. For the three-month periods ended January 31, 2004 and 2003, the Company had a net change in unrealized depreciation on investments of ($888,390) and ($5,425,658), respectively. The realized gains/(losses) were principally the result of the Company's sale of short-term investments during these periods. The net change in unrealized depreciation for the period ended January 31, 2004 was principally the result of a $886,041 write-down taken on NanoOpto Corporation, a private company investment, during the period ended January 31, 2004. For the period ended January 31, 2003, the net change in unrealized depreciation was principally the result of a decline in the value of the private company investments.

Investment Income and Expenses

     For the three-month period ended January 31, 2004, the Company had investment income of $130,059 and net operating expenses of $725,380 resulting in a net investment loss of ($595,321). In comparison, for the similar period ended January 31, 2003, the Company had investment income of $293,414 and net operating expenses of $763,952, resulting in a net investment loss of ($470,538). The decrease in net investment income resulted from the decrease in short-term investments as the Company continues its investment program in venture capital companies and private equity funds. The decrease in operating expenses was due to a decline in management fees as a result of reduced net assets during the period.

     U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (the "Investment Adviser"), and United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division (the "Investment Sub-Adviser" and together with U.S. Trust Company, N.A., the "Investment Advisers"), provide investment management and administrative services required for the operation of the Company. The term Investment Adviser includes, where applicable, U.S. Trust Company, the entity that merged into U.S. Trust Company, N.A. on June 1, 2003 as described in Note 2 to Item 1 above. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly. For the three-month periods ended January 31, 2004 and 2003, the Investment Advisers earned $609,842 and $668,443 in management fees, respectively. Management fees declined over the period ended January 31, 2004 due to the decline in net assets.

Net Assets

     At January 31, 2004, the Company's net assets were $120,974,142, or a net asset value per unit of membership interest of $409.79. This represents a decrease of ($1,483,711) from net assets of $122,457,853, or a net asset value per unit of membership interest of $414.82, at October 31, 2003. The decrease resulted principally from (i) a $886,041 write-down of NanoOpto Corporation, a private company investment, and (ii) operating expenses of $725,380 exceeding investment income of $130,059.

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

     At January 31, 2004, the Company held $3,807,363 in cash and $47,508,437 in short-term investments as compared to $3,738,154 held in cash and $53,514,005 in short-term investments at October 31, 2003. The decrease in short-term investments from October 31, 2003 was due to new and follow-on investments in private companies as wells as capital calls for private investment funds. The Company, during this period funded additional capital per its commitments to Advanced Technology Ventures VII, L.P., CHL Medical Partners II, L.P., CMEA Ventures VI, L.P., Morgenthaler Partners VII, L.P., and Prospect Venture Partners II, L.P., each a private investment fund. In connection with the Company's total commitments to private funds in the amount of $23,000,000 since inception, the Company, through January 31, 2004, has contributed $4,417,714 or 19.2 % of the total capital committed thus far.

     The Company participated in follow-on financing rounds for 4 of its private companies, including: i) Archemix Corporation Series A preferred for $685,714,
ii) Genoptix, Inc. Series B-2 preferred for $515,148, iii) Gyration, Inc. bridge note for $2,800,000, and iv) NanoOpto Corporation Series B preferred for $712,497.

     The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 58.1% of the Company's net assets. For the private investments held at January 31, 2004, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $.9 million decrease in net asset value from October 31, 2003.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 58.1% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. As of January 31, 2004, the Company directly held no investments in the securities of public companies.

Item 4. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2004 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

     (b) Changes in Internal Controls. There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company's last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                          EXCELSIOR VENTURE PARTNERS III, LLC


Date: March 16, 2004                      By: /s/ David I. Fann
                                             -----------------------------------
                                                  David I. Fann
                                                  Co-Chief Executive Officer


Date: March 16, 2004                      By: /s/ Douglas A. Lindgren
                                             -----------------------------------
                                                  Douglas A. Lindgren
                                                  Co-Chief Executive Officer


Date: March 16, 2004                      By: /s/ Robert F. Aufenanger
                                             -----------------------------------
                                                  Robert F. Aufenanger
                                                  Treasurer
                                                  (Principal Financial Officer)