Form 10-Q
period 2004-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2004-06-14
CIK 1103076

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2004

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934.

For the transition period from                to
                               --------------    --------------

                        Commission file number 000-29665

                       EXCELSIOR VENTURE PARTNERS III, LLC
             (Exact Name of Registrant as Specified in Its Charter)

            DELAWARE
 (State or Other Jurisdiction of                          13-4102528
  Incorporation or Organization)            (I.R.S. Employer Identification No.)

225 High Ridge Road, Stamford, CT
      (Address of Principal                                  06905
        Executive Offices)                                (Zip Code)

Registrant's Telephone Number, Including Area Code (203) 352-4400

     114 West 47th Street, New York, NY                    10036-1532
    Former Name, Former Address and Former Fiscal Year, if Changed Since last
                                    Report.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No [ X ]

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

     The interim financial statements contained in this quarterly report 10Q have been reviewed by Ernst & Young LLP, the Company's independent registered public accountants.

             INDEX                                                     PAGE NO.
             -----                                                     --------

PART I.      FINANCIAL INFORMATION

   Item 1.   Financial Statements                                          1

             Portfolios of Investments as of April 30, 2004
                and October 31, 2003                                       2

             Statements of Assets and Liabilities at April 30, 2004
                and October 31, 2003                                       7

             Statements of Operations for the six-month periods
                ended April 30, 2004 and April 30, 2003                    8

             Statements of Operations for the three-month periods
                ended April 30, 2004 and April 30, 2003                    9

             Statements of Changes in Net Assets for
                the six-month periods ended April 30, 2004
                and April 30, 2003                                        10

             Statements of Cash Flows for the six-month periods
                ended April 30, 2004 and April 30, 2003                   11

             Financial Highlights for the six-month periods
                ended April 30, 2004 and April 30, 2003                   12

             Notes to Financial Statements                                13

             Report of Independent Registered Public Accounting Firm      18

   Item 2.   Management's Discussion and Analysis of
                Financial Condition and Results of Operations             19

   Item 3.   Quantitative and Qualitative Disclosures
                about Market Risk                                         21

   Item 4.   Controls and Procedures                                      21

PART II.     OTHER INFORMATION

   Item 1.    Legal Proceedings                                           21

   Item 2.    Changes in Securities and Use of Proceeds                   21

   Item 3.    Defaults Upon Senior Securities                             21

   Item 4.    Submission of Matters to a Vote of Security Holders         21

   Item 5.    Other Information                                           21

   Item 6.    Exhibits and Reports on Form 8-K                            22

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments (Unaudited)

                                                           April 30, 2004
                                                   -----------------------------
                                                                  Percent of Net
                                                      Value           Assets
                                                   ------------   --------------
PORTFOLIO STRUCTURE

   SHORT-TERM INVESTMENTS:

         AGENCY OBLIGATIONS                        $ 44,496,588        37.02%
         INVESTMENT COMPANIES                           519,599         0.43%

   PRIVATE COMPANIES                                 70,799,526        58.91%

   PRIVATE INVESTMENT FUNDS                           4,523,415         3.76%
                                                   ------------       ------

   TOTAL INVESTMENTS                                120,339,128       100.12%
      OTHER ASSETS & LIABILITIES (NET)                 (145,365)       (0.12)%
                                                   ------------       ------

   NET ASSETS                                      $120,193,763       100.00%
                                                   ============       ======

Excelsior Venture Partners III, LLC
Portfolio of Investments

                                                          October 31, 2003
                                                   -----------------------------
                                                                  Percent of Net
                                                      Value           Assets
                                                   ------------   --------------
PORTFOLIO STRUCTURE

   SHORT-TERM INVESTMENTS:

         AGENCY OBLIGATIONS                        $ 52,994,406        43.27%
         INVESTMENT COMPANIES                           519,599         0.42%

   PRIVATE COMPANIES                                 62,905,542        51.37%

   PRIVATE INVESTMENT FUNDS                           3,080,766         2.52%
                                                   ------------       ------

   TOTAL INVESTMENTS                                119,500,313        97.58%
      OTHER ASSETS & LIABILITIES (NET)                2,957,540         2.42%
                                                   ------------       ------

   NET ASSETS                                      $122,457,853       100.00%
                                                   ============       ======

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments April 30, 2004 (Unaudited)

  Principal                                                                                  Acquisition          Value
Amount/Shares                                                                                   Date ##          (Note 1)
-------------                                                                            -------------------   -----------
AGENCY OBLIGATIONS -- 37.02%
        $44,500,000   Federal Home Loan Bank Discount Notes,
        0.92%, 5/04/04 (Cost $44,496,588)                                                                      $44,496,588
                                                                                                               -----------
PRIVATE COMPANIES **, #, @ -- 58.91
   Common Stocks -- 0.00%
      Capital Equipment -- 0.00%
            157,396   MIDAS Vision Systems, Inc.                                                03/03                   --
                                                                                                               -----------
      Life Sciences -- 0.00%
             46,860   Genoptix, Inc.                                                            07/03                   --
                                                                                                               -----------
      Semiconductor -- 0.00%
            708,955   Monterey Design Systems, Inc.                                             06/03                   --
                                                                                                               -----------
                      TOTAL COMMON STOCKS (Cost $8,749,999)                                                             --
                                                                                                               -----------
   Preferred Stocks -- 56.58
      Capital Equipment -- 0.00%
            933,593   MIDAS Vision Systems, Inc., Series A-1                                    03/03                   --
                                                                                                               -----------
      Consumer Electronics -- 3.33
          1,523,810   Gyration, Inc., Series C-2                                                03/03            4,000,000
                                                                                                               -----------
      Consumer Products -- 1.25
            517,260   Senomyx, Inc., Series E                                                   11/01            1,500,000
                                                                                                               -----------
      Enterprise Software -- 8.91
         19,995,000   ***Datanautics, Inc. Series A Preferred                                    03/04           4,000,000
          5,914,488   LogicLibrary, Inc., Series A                                          01/02 & 08/03        2,704,226
         20,000,000   ***Pilot Software Inc., Series A                                      05/02 & 04/03        4,000,000
                                                                                                               -----------
                                                                                                                10,704,226
                                                                                                               -----------
      Information Services -- 0.00%
              4,425   Cenquest, Inc., Series 2                                                   7/01                   --
                                                                                                               -----------
      Life Sciences -- 6.43%
            647,948   Adeza Biomedical Corporation, Series 5                                    09/01            3,000,000
          2,419,355   Ancile Pharmaceuticals, Inc., Series D                                    11/01                   --
          1,999,999   Archemix Corporation, Inc., Series A                               08/02, 01/03, 11/03     1,999,999
            233,333   Archemix Corporation, Inc., Series B                                      03/04              233,333
            942,481   Genoptix, Inc., Series B-1                                                12/01            1,253,500
          1,403,696   Genoptix, Inc., Series B-2                                         07/03, 09/03, 12/03     1,250,000
                                                                                                               -----------
                                                                                                                 7,736,832
                                                                                                               -----------
      Medical Technology -- 4.16%
          4,166,667   Tensys Medical, Inc., Series C                                            03/02            5,000,000
                                                                                                               -----------
      Optical -- 8.12%
          4,330,504   LightConnect, Inc., Series B                                              07/01              948,562
         12,292,441   LightConnect, Inc., Series C                                              12/02              992,000
            956,234   NanoOpto Corporation, Series A-1                                       10/01& 03/02               --
          2,233,180   NanoOpto Corporation, Series B                                     09/03, 11/03, 1/04      1,318,959
          5,333,333   OpVista, Inc., Series B                                                   07/01            1,500,000
         12,671,059   OpVista, Inc., Series C                                                   09/03            5,000,000
                                                                                                               -----------
                                                                                                                 9,759,521
      Semiconductor -- 19.68%
          7,000,000   Chips & Systems, Inc., Series A                                           03/04            3,500,000
          3,333,333   Monterey Design Systems, Inc., Series 2                                   06/03            5,400,000
          1,538,461   NetLogic Microsystems, Inc., Series D                                     08/01            5,000,000
          2,211,898   Silverback Systems, Inc., Series B-1                                      02/02              450,051
         34,364,257   Silverback Systems, Inc., Series C                                 03/03, 09/03, 04/04     4,298,896
          3,096,551   Virtual Silicon Technology, Inc., Series C                                12/01            5,000,000
                                                                                                               -----------
                                                                                                                23,648,947

Excelsior Venture Partners III, LLC
Portfolio of Investments April 30, 2004 (Unaudited) -- (continued)

    Principal
 Amount/Shares/                                                                  Acquisition          Value
  Percent Owned                                                                     Date ##          (Note 1)
----------------                                                             -------------------   ------------
   PRIVATE COMPANIES **,#,@ (continued)
Wireless--4.70%
       3,766,666   Ethertronics, Inc., Series B                              06/01, 09/02, 07/03   $  5,650,000
                                                                                                   ------------

                   TOTAL PREFERRED STOCKS (Cost $78,824,803)                                         67,999,526
                                                                                                   ------------
Notes--2.33%
   Consumer Electronics--2.33%
$      2,797,200   Gyration, Inc., Bridge Note 12%,  6/2/2004                        12/03            2,797,200
                                                                                                   ------------
Life Sciences--0.00 %
$        600,000   Ancile Pharmaceuticals, Inc., Bridge Note 6%, 2/22/2003           10/02                   --
$        250,000   Ancile Pharmaceuticals, Inc., Bridge Note 6%, 5/10/2003           01/03                   --
                                                                                                   ------------
                                                                                                             --
                   TOTAL NOTES (Cost $3,647,200)                                                      2,797,200
                                                                                                   ------------
Warrants--0.00%
   Consumer Electronics--0.00%
               1   Gyration, Inc.                                                    12/03                2,800
                                                                                                   ------------
Life Sciences--0.00 %
               2   Ancile Pharmaceuticals, Inc.                                 10/02 & 01/03                --
                                                                                                   ------------
Wireless--0.00%
         100,000   Ethertronics, Inc.                                                09/02                   --
         115,000   Ethertronics, Inc.                                                07/03                   --
          66,667   Ethertronics, Inc.                                                08/03                   --
                                                                                                   ------------
                                                                                                             --
                   TOTAL WARRANTS (Cost $2,800)                                                           2,800
                                                                                                   ------------
                   TOTAL--PRIVATE COMPANIES (Cost $91,224,802)                                       70,799,526
                                                                                                   ------------
PRIVATE INVESTMENT FUNDS **, #--3.76%
            0.39%  Advanced Technology Ventures VII, LP                          08/01-04/04            709,531
            1.21%  Burrill Life Sciences Capital Fund                            12/02-03/04            546,287
            1.35%  CHL Medical Partners II, LP                                   01/02-02/04            564,425
            4.94%  CMEA Ventures Partners, LP                                    12/03-04/04            115,965
            0.36%  Morgenthaler Partners VII, LP                                 07/01-04/04          1,020,587
            0.59%  Prospect Venture Partners II, LP                              06/01-04/04          1,055,523
            2.36%  Tallwood II, LP                                               12/02-10/03            324,192
            1.75%  Valhalla Partners II, LP                                      10/03-03/04            186,905
                                                                                                   ------------
                   TOTAL--PRIVATE INVESTMENT FUNDS (Cost $5,470,420)                                  4,523,415
                                                                                                   ------------
INVESTMENT COMPANIES--0.43%
         519,599   Dreyfus Government Cash Management Fund Institutional
                      Shares (Cost $519,599)                                                            519,599
                                                                                                   ------------
TOTAL INVESTMENTS (Cost $141,711,409) -- 100.12%                                                    120,339,128

OTHER ASSETS & LIABILITIES (NET) -- (0.12)%                                                            (145,365)
                                                                                                   ------------
NET ASSETS--100.00%                                                                                $120,193,763
                                                                                                   ------------

----------
** Restricted as to public resale. Acquired between June 1, 2001 and April 30, 2004. Total cost of restricted securities at April 30, 2004 aggregated $96,695,222.
     Total value of restricted securities owned at April 30, 2004 was $75,322,941 or 62.67% of net assets.
#    Non-income producing securities.

##   Required disclosure for restricted securities only.
@ At April 30, 2004 the Company owned 5% or more of the company's outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at April 30, 2004 was $62,799,526.
*** At April 30, 2004, the Company owned 25% or more of the company's outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at April 30, 2004 was $8,000,000.

           Notes to Financial Statements are an integral part of these
                              Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments October 31, 2003

  Principal                                                                                Acquisition       Value
Amount/Shares                                                                                Date ##       (Note 1)
-------------                                                                             -------------   -----------
AGENCY OBLIGATIONS -- 43.27%
$53,000,000   Federal Home Loan Bank Discount Notes, 0.95%, 11/05/03 (Cost $52,994,406)                   $52,994,406
                                                                                                          -----------
PRIVATE COMPANIES **, #, @ -- 51.37%
   Common Stocks -- 0.00%
      Capital Equipment -- 0.00%
    157,396   MIDAS Vision Systems, Inc.                                                      03/03                --
                                                                                                          -----------
      Life Sciences -- 0.00%
     46,860   Genoptix, Inc.                                                                  07/03                --
                                                                                                          -----------
      Semiconductor -- 0.00%
    708,955   Monterey Design Systems, Inc.                                                   06/03                --
                                                                                                          -----------
              TOTAL COMMON STOCKS (Cost $8,749,999)                                                                --
                                                                                                          -----------
   Preferred Stocks -- 48.10%
      Capital Equipment -- 0.00%
    933,593   MIDAS Vision Systems, Inc., Series A-1                                          03/03                --
                                                                                                          -----------
      Consumer Electronics -- 3.27%
  1,523,810   Gyration, Inc., Series C-2                                                      03/03         4,000,000
                                                                                                          -----------
      Consumer Products -- 1.22%
    517,260   Senomyx, Inc., Series E                                                         11/01         1,500,000
                                                                                                          -----------
      Enterprise Software -- 5.48%
  5,914,488   LogicLibrary, Inc., Series A                                                01/02 & 08/03     2,704,226
 20,000,000   ***Pilot Software Inc., Series A                                            05/02 & 04/03     4,000,000
                                                                                                          -----------
                                                                                                            6,704,226
                                                                                                          -----------
      Information Services -- 0.00%
      4,425   Cenquest, Inc., Series 2                                                         7/01                --
                                                                                                          -----------
      Life Sciences -- 5.15%
    647,948   Adeza Biomedical Corporation, Series 5                                          09/01         3,000,000
  2,419,355   Ancile Pharmaceuticals, Inc., Series D                                          11/01                --
  1,314,285   Archemix Corporation, Inc., Series A                                        08/02 & 01/03     1,314,285
    942,481   Genoptix, Inc., Series B-1                                                      12/01         1,253,500
    826,823   Genoptix, Inc., Series B-2                                                  07/03 & 09/03       734,851
                                                                                                          -----------
                                                                                                            6,302,636
      Medical Technology -- 4.08%
  4,166,667   Tensys Medical, Inc., Series C                                                  03/02         5,000,000
                                                                                                          -----------
      Optical -- 8.11%
  4,330,504   LightConnect, Inc., Series B                                                    07/01           948,562
 12,292,441   LightConnect, Inc., Series C                                                    12/02           992,000
    956,234   NanoOpto Corporation, Series A-1                                            10/01 & 03/02       604,259
    558,295   NanoOpto Corporation, Series B                                                  09/03           888,244
  5,333,333   OpVista, Inc., Series B                                                         07/01         1,500,000
 12,671,059   OpVista, Inc., Series C                                                         09/03         5,000,000
                                                                                                          -----------
                                                                                                            9,933,065
      Semiconductor -- 16.18%
  3,333,333   Monterey Design Systems, Inc., Series 2                                         06/03         5,400,000
  1,538,461   NetLogic Microsystems, Inc., Series D                                           08/01         5,000,000
  2,211,898   Silverback Systems, Inc., Series B-1                                            02/02           450,051
 30,927,835   Silverback Systems, Inc., Series C                                          03/03 & 09/03     3,965,564
  3,096,551   Virtual Silicon Technology, Inc., Series C                                      12/01         5,000,000
                                                                                                          -----------
                                                                                                           19,815,615

Excelsior Venture Partners III, LLC
Portfolio of Investments October 31, 2003 -- (continued)

     Principal
  Amount/Shares/                                                                     Acquisition           Value
   Percent Owned                                                                       Date ##           (Note 1)
-------------------                                                              -------------------   ------------
Wireless -- 4.61%
 3,766,666   Ethertronics, Inc., Series B                                        06/01, 09/02, 07/03   $  5,650,000
                                                                                                       ------------

             TOTAL PREFERRED STOCKS (Cost $68,844,780)                                                   58,905,542
                                                                                                       ------------

Notes -- 3.27%
   Enterprise Software -- 3.27%

$4,000,000   ***Datanautics, Inc., Convertible Promissory Note 3%, 1/31/2004        08/03 & 09/03         4,000,000
                                                                                                       ------------

   Life Sciences -- 0.00 %
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
                                                                                                       ------------

Warrants -- 0.00%
   Life Sciences--0.00 %

         2   Ancile Pharmaceuticals, Inc.                                           10/02 & 01/03                --
                                                                                                       ------------

   Wireless -- 0.00%
   100,000   Ethertronics, Inc.                                                         09/02                    --
   115,000   Ethertronics, Inc.                                                         07/03                    --
    66,667   Ethertronics, Inc.                                                         08/03                    --
                                                                                                       ------------
                                                                                                                 --

             TOTAL WARRANTS (Cost $0)                                                                            --
                                                                                                       ------------
             TOTAL-- PRIVATE COMPANIES (Cost $82,444,779)
                                                                                                         62,905,542
                                                                                                       ------------
PRIVATE INVESTMENT FUNDS **, # -- 2.52%
      0.40%  Advanced Technology Ventures VII, L.P.                                  08/01-05/03            490,904
      1.48%  Burrill Life Sciences Capital Fund                                         12/02               213,442
      1.35%  CHL Medical Partners II, L.P.                                           01/02-07/03            410,529
      0.36%  Morgenthaler Partners VII, L.P.                                         07/01-09/03            740,727
      0.60%  Prospect Venture Partners II, L.P.                                      06/01-09/03            761,700
      2.36%  Tallwood II, L.P.                                                       12/02-10/03            343,464
      2.79%  Valhalla Partners II, L.P.                                                 10/03               120,000
                                                                                                       ------------
             TOTAL -- PRIVATE INVESTMENT FUNDS (Cost $3,835,428)
                                                                                                          3,080,766
                                                                                                       ------------
INVESTMENT COMPANIES -- 0.42%
   519,599   Dreyfus Government Cash Management Fund
                Institutional Shares (Cost $519,599)                                                        519,599
                                                                                                       ------------

TOTAL INVESTMENTS (Cost $139,794,212) - 97.58%                                                          119,500,313
OTHER ASSETS & LIABILITIES (NET) - 2.42%                                                                  2,957,540
                                                                                                       ------------

NET ASSETS - 100.00%                                                                                   $122,457,853
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

Excelsior Venture Partners III, LLC
Statements of Assets and Liabilities

                                                                                        April 30,
                                                                                           2004
                                                                                       (Unaudited)    October 31, 2003
                                                                                      -------------   ----------------
ASSETS:
   Investments in unaffiliated issuers at value (Cost $50,486,607 and
      $57,349,433, respectively)                                                      $ 49,539,602      $ 56,594,771
   Investments in controlled affiliated issuers at value (Cost $8,000,000 and
      $8,000,000, respectively)                                                          8,000,000         8,000,000
   Investments in non controlled affiliated issuers at value (Cost $83,224,802 and
      $74,444,779, respectively)                                                        62,799,526        54,905,542
                                                                                      ------------      ------------
   Investments, at value (Cost $141,711,409 and $139,794,212,    respectively)
      (Note 1)                                                                         120,339,128       119,500,313
                                                                                      ------------      ------------
   Cash                                                                                    579,657         3,738,154
   Interest receivable                                                                         380               407
   Other receivables                                                                         1,945             1,945
   Prepaid insurance                                                                        43,721             2,992
                                                                                      ------------      ------------
      Total Assets                                                                     120,964,831       123,243,811
                                                                                      ------------      ------------

LIABILITIES:
   Management fees payable (Note 2)                                                        591,117           617,322
   Administration fees payable (Note 2)                                                     74,171            25,625
   Professional fees payable                                                                56,492            66,298
   Board of Managers' fees payable (Note 2)                                                 29,877            60,000
   Other payables                                                                           19,411            16,713
                                                                                      ------------      ------------
      Total Liabilities                                                                    771,068           785,958
                                                                                      ------------      ------------

NET ASSETS                                                                            $120,193,763      $122,457,853
                                                                                      ============      ============

NET ASSETS consist of:
   Paid-in capital                                                                    $141,566,044      $142,751,752
   Unrealized depreciation on investments                                              (21,372,281)      (20,293,899)
                                                                                      ------------      ------------

Total Net Assets                                                                      $120,193,763      $122,457,853
                                                                                      ============      ============
Units of Membership Interest Outstanding (Unlimited
   number of no par value units authorized)                                                295,210           295,210
                                                                                      ============      ============

NET ASSET VALUE PER UNIT                                                              $     407.15      $     414.82
                                                                                      ============      ============

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Statements of Operations (Unaudited)

                                                               Six Months Ended April 30,
                                                               --------------------------
                                                                   2004           2003
                                                               -----------    -----------
INVESTMENT INCOME:
Interest income from unaffiliated investments                  $   233,663    $   499,480
Interest income from affiliated investments                          6,729             --
Dividend income                                                      2,347          4,881
                                                               -----------    -----------
   Total Income                                                    242,739        504,361
                                                               -----------    -----------

EXPENSES:

Management fees (Note 2)                                         1,200,959      1,296,800
Professional fees                                                   69,634         24,795
Administration fees (Note 2)                                        69,463         75,394
Insurance Expense                                                   39,677         33,523
Board of Managers' fees (Note 2)                                    29,877         29,753
Custodian fees                                                      10,870         10,510
Miscellaneous fees                                                   7,967         12,399
                                                               -----------    -----------
   Total Expenses                                                1,428,447      1,483,174

NET INVESTMENT LOSS                                             (1,185,708)      (978,813)
                                                               -----------    -----------

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS: (Note 1)

Net realized loss on investments on unaffiliated investments            --            (16)

Net change in unrealized depreciation on investments            (1,078,382)    (8,667,793)
                                                               -----------    -----------

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS                 (1,078,382)    (8,667,809)
                                                               -----------    -----------

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS           $(2,264,090)   $(9,646,622)
                                                               ===========    ===========

      Notes to Financial Statements are an integral part of these Financial
                                  Statements.

Excelsior Venture Partners III, LLC
Statements of Operations (Unaudited)

                                                   Three Months Ended April 30,
                                                   ----------------------------
                                                         2004        2003
                                                      ---------   -----------
INVESTMENT INCOME:

Interest income from unaffiliated investments         $ 111,528   $   208,229
Interest income from affiliated investments                  --            --
Dividend income                                           1,152         2,718
                                                      ---------   -----------
   Total Income                                         112,680       210,947
                                                      ---------   -----------

EXPENSES:

Management fees (Note 2)                                591,117       628,357
Professional fees                                        34,346        12,192
Administration fees (Note 2)                             34,122        36,415
Insurance Expense                                        19,561        16,269
Board of Managers' fees (Note 2)                         14,753        14,630
Custodian fees                                            5,234         5,263
Miscellaneous fees                                        3,934         6,096
                                                      ---------   -----------
   Total Expenses                                       703,067       719,222

NET INVESTMENT LOSS                                    (590,387)     (508,275)
                                                      ---------   -----------

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS:
   (Note 1)

Net realized loss on investments on unaffiliated
   investments                                               --           (20)

Net change in unrealized depreciation on
   investments                                         (189,992)   (3,242,135)
                                                      ---------   -----------

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS        (189,992)   (3,242,155)
                                                      ---------   -----------

NET DECREASE IN NET ASSETS RESULTING FROM
   OPERATIONS                                         $(780,379)  $(3,750,430)
                                                      =========   ===========

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Statements of Changes in Net Assets (Unaudited)

                                                Six Months Ended April 30,
                                               ---------------------------
                                                   2004           2003
                                               ------------   ------------
OPERATIONS:

   Net investment loss                         $ (1,185,708)  $   (978,813)
   Net realized loss on investments                      --            (16)

   Net change in unrealized depreciation on
      investments                                (1,078,382)    (8,667,793)
                                               ------------   ------------
   Net decrease in net assets resulting from
      operations                                 (2,264,090)    (9,646,622)
                                               ------------   ------------

NET DECREASE IN NET ASSETS                       (2,264,090)    (9,646,622)

NET ASSETS:

   Beginning of period                          122,457,853    138,495,015
                                               ------------   ------------
   End of period                               $120,193,763   $128,848,393
                                               ============   ============

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Statements of Cash Flows (Unaudited)

                                                                Six Months Ended April 30,
                                                               ---------------------------
                                                                   2004           2003
                                                               ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (decrease) in net assets resulting from operations.     $ (2,264,090)  $ (9,646,622)
   Adjustments to reconcile net (decrease) in net assets
      from operations to net cash provided by/(used in)
      operating activities:
      Net change in unrealized depreciation on investments        1,078,382      8,667,793
      Purchase of investments                                   (10,494,037)   (10,572,673)
      Proceeds received from private investment funds                79,022             --
      Net change in short-term investments                        8,497,818     10,938,235
      Decrease in interest receivable                                    27            617
      Decrease in other receivable                                       --        994,345
      Decrease (increase) in prepaid insurance                      (40,729)        33,523
      Decrease in management fee payable                            (26,205)       (68,670)
      Decrease in Board of Managers' fees payable                   (30,123)       (30,247)
      Increase (decrease) in other expenses payable                  41,438       (172,347)
                                                               ------------   ------------

         Net cash provided by/(used in) operating activities     (3,158,497)       143,954
                                                               ------------   ------------

         Net increase/(decrease) in cash                         (3,158,497)       143,954
                                                               ------------   ------------

            Cash at beginning of period                           3,738,154             --
                                                               ------------   ------------
            Cash at end of period                              $    579,657   $    143,954
                                                               ============   ============

      Notes to Financial Statements are an integral part of these Financial
                                   Statements.

Excelsior Venture Partners III, LLC
Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

                                                      Six Months Ended April 30,
                                                      --------------------------
                                                           2004        2003
                                                         --------    --------
NET ASSET VALUE, BEGINNING OF PERIOD                     $ 414.82    $ 469.14

INCOME FROM INVESTMENT OPERATIONS:
   Net investment loss                                      (4.02)      (3.32)
   Net realized and unrealized loss on
      investment transactions                               (3.65)     (29.36)
                                                         --------    --------
      Total from investment operations                      (7.67)     (32.68)
                                                         --------    --------

NET ASSET VALUE, END OF PERIOD                           $ 407.15    $ 436.46
                                                         ========    ========

TOTAL NET ASSET VALUE RETURN (3), (4)                       (1.85)%     (6.97)%

RATIOS AND SUPPLEMENTAL DATA:
   Net assets, end of period (000's)                     $120,194    $128,848
   Ratios to average net assets: (2)
      Net expenses                                           2.36%       2.23%
      Net investment loss                                   (1.96)%     (1.47)%
   Portfolio Turnover Rate (3)                               0.11%       0.00%

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

                           April 30, 2004 (Unaudited)

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

          At April 30, 2004 and October 31, 2003, market quotations were not readily available for securities valued at $75,322,941 or 62.67% of net assets and $65,986,308 or 53.88% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Two of the Company's private company investments, Senomyx, Inc and NetLogic Microsystems, Inc. have each filed S-1 registration statements, on March 29, 2004 and April 16, 2004, respectively, with the Securities and Exchange Commission for an initial public offering of their common stock. These investments represent $6,500,000 of the $75,322,941 at April 30, 2004. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

          In accordance with the accounting guidance provided in the AICPA Audit and Accounting Guide, "Audits of Investment Companies", the Company reclassified certain amounts from undistributed net investment income or loss and accumulated net realized gains to net capital contributions. The Company reclassified $(1,185,708) and $(2,077,138) of undistributed net investment loss for the six months ended April 30, 2004 and the year ended October 31, 2003, respectively. The Company reclassified $0 and $44 of accumulated realized gains for the same periods, respectively. These reclassifications were to reflect, as adjustments to paid-in capital, the amounts of taxable income or loss that have been allocated to the members and had no effect on net assets.

          The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of April 30, 2004 and October 31, 2003, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company's other investments at April 30, 2004 was $136,240,989, and those investments had net depreciation on a tax basis at April 30, 2004 of $20,425,276, consisting of gross appreciation of $6,224,396 and gross depreciation of $26,649,672. The cost basis for federal tax purposes of the Company's other investments at October 31, 2003 was $135,958,784, and those investments had net depreciation on a tax basis at October 31, 2003 of $19,539,237, consisting of gross appreciation of $6,506,176 and gross depreciation of $26,045,413.

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

Note 2 -- Investment Advisory Fee, Administration Fee and Related Party Transactions

     Prior to June 1, 2003, and pursuant to an Investment Advisory Agreement (the "Agreement"), U.S. Trust Company served during the reporting period as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company's average quarterly net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to June 1, 2003, and pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York ("U.S. Trust NY") and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company, N.A. served as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser. As of April 30, 2004 and October 31, 2003, $591,117 and $617,322 were payable to the Investment Adviser.

     In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company's cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current net unrealized capital depreciation on all of the Company's investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year. For the six month periods ended April 30, 2004 and April 30, 2003, there was no Incentive Carried interest earned by the Investment Adviser.

     U.S. Trust NY is a New York state-chartered bank and trust company and a member of the Federal Reserve System. Effective June 1, 2003, U.S. Trust Company merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. assumed the duties and obligations of U.S. Trust Company under the Agreement. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, now serves as Investment Adviser to the Company with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust--New York Asset Management Division, serving as a sub-investment adviser. The merger had no impact on the management or operations of the investment advisory functions performed for the Company, and did not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation ("Schwab").

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

     Charles Schwab & Co., Inc. (the "Distributor"), the principal subsidiary of Schwab, served as the Company's distributor for the offering of units. The Investment Adviser paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in the offering. The Investment Adviser or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from the offering.

     Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended and is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

     As of April 30, 2004 and October 31, 2003, Excelsior Venture Investors III, LLC had an investment in the Company of $76,302,947 and $77,740,266, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 3 -- Purchases and Sales of Securities

     Excluding short-term investments, the Company's purchases and sales of securities for the six-month periods ended April 30, 2004, and April 30, 2003 were as follows:

Six-Month Periods Ended
       April 30,          Purchases ($)   Proceeds ($)
-----------------------   -------------   ------------

          2004              10,494,037       79,022
          2003              10,572,673           --

Note 4 -- Commitments

     As of April 30, 2004, the Company had outstanding investment commitments totaling $17,508,273.

Note 5 -- Transactions with Affiliated Companies

     An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividend income from affiliated companies during the period ended April 30, 2004 and the year ended October 31, 2003. Transactions with companies, which are or were affiliates, were as follows:

                                              Shares/Par
                                                Held at
                                              October 31,   October 31,
Name of Investment                               2003        2003 Value
------------------------------------------   ------------   -----------
Controlled Affiliates

Pilot Software Inc.,  Series A Preferred       20,000,000   $ 4,000,000
Datanautics, Inc., Series A Preferred                  --            --
Datanautics, Inc., Promissory Note 3.00%      $ 4,000,000     4,000,000
                                                            -----------
   Total Controlled Affiliates                              $ 8,000,000

Non Controlled Affiliates

Adeza Biomedical Corp., Series 5 Preferred        647,948   $ 3,000,000
Ancile Pharmaceuticals, Inc., Series D
   Preferred                                    2,419,355            --
Ancile Pharmaceuticals, Inc., Bridge
   Notes 6%                                   $   850,000            --
Ancile Pharmaceuticals, Inc.,Warrant                    2            --
Archemix Corporation, Series A Preferred        1,314,285     1,314,285
Archemix Corporation, Series B Preferred               --            --
Cenqest, Inc.,  Series 2 Preferred                  4,425            --
Chips & Systems, Inc., Series A Preferred              --            --
Ethertronics Inc., Series B Preferred           3,766,666     5,650,000
Ethertronics Inc., Warrant                        281,667            --
Genoptix, Inc., Series B-1 Preferred              942,481     1,253,500
Genoptix, Inc., Series B-2 Preferred              826,823       734,851
Genoptix, Inc., Common Stock                       46,860            --
Gyration, Inc., Series C2 Preferred             1,523,810     4,000,000
Gyration, Inc., Bridge Note 12%, 6/2/2004              --            --
Gyration, Inc., Warrant                                --            --
LightConnect, Inc., Series B Preferred          4,330,504       948,562
LightConnect, Inc., Series C Preferred         12,292,441       992,000
LogicLibrary, Inc., Series A Preferred          5,914,488     2,704,226
MIDAS Vision Systems, Inc., Series A-1
   Preferred                                      933,593            --
MIDAS Vision Systems, Inc., Common Stock          157,396            --
Monterey Design Systems, Inc., Common
   Stock                                          708,955            --
Monterey Design Systems, Inc., Series 2
   Preferred                                    3,333,333     5,400,000
NanoOpto Corp., Series A-1 Preferred              956,234       604,259
NanoOpto Corp., Series B Preferred                558,295       888,244
NetLogic Microsystems, Inc., Series D
   Preferred                                    1,538,461     5,000,000
OpVista, Inc., Series B Preferred               5,333,333     1,500,000
OpVista, Inc., Series C Preferred              12,671,059     5,000,000
Senomyx, Inc., Series E Preferred                 517,260     1,500,000
Silverback Systems, Inc., Series B-1
   Preferred                                    2,211,898       450,051
Silverback Systems, Inc., Series C
   Preferred                                   30,927,835     3,965,564
Tensys Medical, Inc., Series C Preferred        4,166,667     5,000,000
Virtual Silicon Technology, Inc., Series
   C Preferred                                  3,096,551     5,000,000
                                                            -----------
Total Non Controlled Affiliates                             $54,905,542
                                                            ===========

                                                           For the Six Months Ended April 30, 2004
                                             -------------------------------------------------------------------

                                              Purchases/        Sale/                 Realized     Shares/Par
                                              Conversion     Conversion    Interest     Gain     Held at April   Cumulative Value
Name of Investment                           Acquisitions     Proceeds     Received    (Loss)       30, 2004         (Note 1)
------------------------------------------   ------------   ------------   --------   --------   -------------   ----------------
Controlled Affiliates

Pilot Software Inc.,  Series A Preferred     $         --   $         --    $   --      $ --         20,000,000       $ 4,000,000
Datanautics, Inc., Series A Preferred           4,000,000                                            19,995,000         4,000,000
Datanautics, Inc., Promissory Note 3.00%               --     (4,000,000)       --        --                 --                --
                                             ------------   ------------    ------      ----                          -----------
   Total Controlled Affiliates               $  4,000,000    ($4,000,000)       --      $ --                          $ 8,000,000

Non Controlled Affiliates

Adeza Biomedical Corp., Series 5 Preferred   $         --   $         --    $   --      $ --            647,948       $ 3,000,000
Ancile Pharmaceuticals, Inc., Series D
   Preferred                                           --             --        --        --          2,419,355                --
Ancile Pharmaceuticals, Inc., Bridge
   Notes 6%                                            --             --        --        --        $   850,000                --
Ancile Pharmaceuticals, Inc.,Warrant                   --             --        --        --                  2                --
Archemix Corporation, Series A Preferred          685,714             --        --        --          1,999,999         1,999,999
Archemix Corporation, Series B Preferred          233,333             --        --        --            233,333           233,333
Cenqest, Inc.,  Series 2 Preferred                     --             --        --        --              4,425                --
Chips & Systems, Inc., Series A Preferred       3,500,000             --        --        --          7,000,000         3,500,000
Ethertronics Inc., Series B Preferred                  --             --        --        --          3,766,666         5,650,000
Ethertronics Inc., Warrant                             --             --        --        --            281,667                --
Genoptix, Inc., Series B-1 Preferred                   --             --        --        --            942,481         1,253,500
Genoptix, Inc., Series B-2 Preferred              515,148             --        --        --          1,403,696         1,250,000
wGenoptix, Inc., Common Stock                          --             --        --        --             46,860                --
Gyration, Inc., Series C2 Preferred                    --             --        --        --          1,523,810         4,000,000
Gyration, Inc., Bridge Note 12%, 6/2/2004       2,797,200             --     6,658        --        $ 2,797,200         2,797,200
Gyration, Inc., Warrant                             2,800             --        --        --                  1             2,800
LightConnect, Inc., Series B Preferred                 --             --        --        --          4,330,504           948,562
LightConnect, Inc., Series C Preferred                 --             --        --        --         12,292,441           992,000
LogicLibrary, Inc., Series A Preferred                 --             --        --        --          5,914,488         2,704,226
MIDAS Vision Systems, Inc., Series A-1
   Preferred                                           --             --        --        --            933,593                --
MIDAS Vision Systems, Inc., Common Stock               --             --        --        --            157,396                --
Monterey Design Systems, Inc., Common
   Stock                                               --             --        --        --            708,955                --
Monterey Design Systems, Inc., Series 2
   Preferred                                           --             --        --        --          3,333,333         5,400,000
NanoOpto Corp., Series A-1 Preferred                   --             --        --        --            956,234                --
NanoOpto Corp., Series B Preferred                712,496             --        --        --          2,233,180         1,318,959
NetLogic Microsystems, Inc., Series D
   Preferred                                           --             --        --        --          1,538,461         5,000,000
OpVista, Inc., Series B Preferred                      --             --        --        --          5,333,333         1,500,000
OpVista, Inc., Series C Preferred                      --             --        71        --         12,671,059         5,000,000
Senomyx, Inc., Series E Preferred                      --             --        --        --            517,260         1,500,000
Silverback Systems, Inc., Series B-1
   Preferred                                           --             --        --        --          2,211,898           450,051
Silverback Systems, Inc., Series C
   Preferred                                      333,333             --        --        --         34,364,257         4,298,896
Tensys Medical, Inc., Series C Preferred               --             --        --        --          4,166,667         5,000,000
Virtual Silicon Technology, Inc., Series
   C Preferred                                         --             --        --        --          3,096,551         5,000,000
                                             ------------   ------------    ------      ----                          -----------
Total Non Controlled Affiliates              $  8,780,024   $         --    $6,729      $ --                          $62,799,526
                                             ============   ============    ======      ====                          ===========


                                              Shares/Par
                                                Held at
                                              October 31,   October 31,
Name of Investment                               2003        2003 Value
------------------------------------------   ------------   -----------

                                                      For the Six Months Ended April 30, 2004
                                             --------------------------------------------------------
                                                                                         Shares/Par
                                              Purchases/       Sale/        Realized    Held at April
                                              Conversion     Conversion       Gain       Ocotber 31,    Cumulative Value
Name of Investment                           Acquisitions     Proceeds       (Loss)         2003             (Note 1)
------------------------------------------   ------------   -----------   -----------   -------------   ----------------

Controlled Affiliates
Pilot Software Inc., Series A Preferred       15,000,000    $ 3,000,000
Datanautics, Inc., Promissory Note 3.00%              --             --
                                                            -----------
   Total Controlled Affiliates                              $ 3,000,000

Non Controlled Affiliates

Adeza Biomedical Corp., Series 5 Preferred       647,948    $ 3,000,000
Ancile Pharmaceuticals, Inc., Series D
   Preferred                                   2,419,355      3,000,000
Ancile Pharmaceuticals, Inc., Bridge Notes
   6%                                        $   600,000        600,000
Ancile Pharmaceuticals, Inc., Warrant                  1             --
Archemix Corporation, Series A Preferred         628,571        628,571
Cenqest, Inc.,  Series 1 Preferred            44,247,788             --
Cenqest, Inc.,  Series 2 Preferred                    --             --
Ethertronics Inc., Series B Preferred          3,099,999      4,650,000
Ethertronics Inc., Warrant                       115,000             --
Genoptix, Inc., Bridge Note 6%                        --             --
Genoptix, Inc., Series B Preferred             1,879,699      2,500,000
Genoptix, Inc., Series B-1 Preferred                  --             --
Genoptix, Inc., Series B-2 Preferred                  --             --
Genoptix, Inc., Common Stock                          --             --
Gyration, Inc., Series C2 Preferred                   --             --
LightConnect, Inc., Series B Preferred         4,330,504        948,563
LightConnect, Inc., Series C Preferred                --             --
LogicLibrary, Inc., Series A Preferred         4,374,256      2,000,000
MIDAS Vision Systems, Inc., Series A 1
   Preferred                                          --             --
MIDAS Vision Systems, Inc., Series C
   Preferred                                  15,739,638      4,000,000
MIDAS Vision Systems, Inc., Common Stock              --             --
Monterey Design Systems, Inc., Series 1
   Preferred                                   7,089,552      4,750,000
Monterey Design Systems, Inc., Common
   Stock                                              --             --
Monterey Design Systems, Inc., Series 2
   Preferred                                          --             --
NanoOpto Corp., Series A-1 Preferred             956,234      2,231,212
NanoOpto Corp., Series B Preferred                    --             --
NetLogic Microsystems, Inc., Series D
   Preferred                                   1,538,461      5,000,000
OpVista, Inc., Series B Preferred              5,333,333      4,000,000
OpVista, Inc., Series C Preferred                     --             --
Senomyx, Inc., Series E Preferred                517,260      1,500,000
Silverback Systems, Inc., Series B
   Preferred                                   2,211,898      1,415,614
Silverback Systems, Inc., Series B-1
   Preferred                                          --             --
Silverback Systems, Inc., Series C
   Preferred                                          --             --
Tensys Medical, Inc., Series C Preferred       4,166,667      5,000,000
Virtual Silicon Technology, Inc., Series C
   Preferred                                   3,096,551      5,000,000
                                                            ===========
   Total Non Controlled Affiliates                          $50,223,960
                                                            ===========

Controlled Affiliates
Pilot Software Inc.,  Series A Preferred      $ 1,000,000   $        --      $ --         20,000,000       $ 4,000,000
Datanautics, Inc., Promissory Note 3.00%        4,000,000            --        --        $ 4,000,000         4,000,000
                                              -----------   -----------      ----                           ----------
   Total Controlled Affiliates                $ 5,000,000   $        --      $ --                          $ 8,000,000

Non Controlled Affiliates

Adeza Biomedical Corp., Series 5 Preferred    $        --   $        --      $ --            647,948       $ 3,000,000
Ancile Pharmaceuticals, Inc., Series D
   Preferred                                           --            --        --          2,419,355                --
Ancile Pharmaceuticals, Inc., Bridge Notes
   6%                                             250,000            --        --        $   850,000                --
Ancile Pharmaceuticals, Inc., Warrant                  --            --        --                  2                --
Archemix Corporation, Series A Preferred          685,714            --        --          1,314,285         1,314,285
Cenqest, Inc.,  Series 1 Preferred                     --     2,000,000        --                 --                --
Cenqest, Inc.,  Series 2 Preferred              2,000,000            --        --              4,425                --
Ethertronics Inc., Series B Preferred           1,000,000            --        --          3,766,666         5,650,000
Ethertronics Inc., Warrant                             --            --        --            281,667                --
Genoptix, Inc., Bridge Note 6%                    443,787       443,787        --                 --                --
Genoptix, Inc., Series B Preferred                     --     2,500,000        --                 --                --
Genoptix, Inc., Series B-1 Preferred            2,500,000            --        --            942,481         1,253,500
Genoptix, Inc., Series B-2 Preferred              734,851            --        --            826,823           734,851
Genoptix, Inc., Common Stock                           --            --        --             46,860                --
Gyration, Inc., Series C2 Preferred             4,000,000            --        --          1,523,810         4,000,000
LightConnect, Inc., Series B Preferred                 --            --        --          4,330,504           948,562
LightConnect, Inc., Series C Preferred            992,000            --        --         12,292,441           992,000
LogicLibrary, Inc., Series A Preferred            704,225            --        --          5,914,488         2,704,226
MIDAS Vision Systems, Inc., Series A-1
   Preferred                                    1,054,960            --        --            933,593                --
MIDAS Vision Systems, Inc., Series C
   Preferred                                           --     4,000,000        --                 --                --
MIDAS Vision Systems, Inc., Common Stock        4,000,000            --        --            157,396                --
Monterey Design Systems, Inc., Series 1
   Preferred                                           --     4,750,000        --                 --                --
Monterey Design Systems, Inc., Common
   Stock                                        4,750,000            --        --            708,955                --
Monterey Design Systems, Inc., Series 2
   Preferred                                    3,000,000            --        --          3,333,333         5,400,000
NanoOpto Corp., Series A-1 Preferred                   --            --        --            956,234           604,259
NanoOpto Corp., Series B Preferred                237,499            --        --            558,295           888,244
NetLogic Microsystems, Inc., Series D
   Preferred                                           --            --        --          1,538,461         5,000,000
OpVista, Inc., Series B Preferred                      --            --        --          5,333,333         1,500,000
OpVista, Inc., Series C Preferred               2,500,000            --        --         12,671,059         5,000,000
Senomyx, Inc., Series E Preferred                      --            --        --            517,260         1,500,000
Silverback Systems, Inc., Series B
   Preferred                                           --     1,415,614        --                 --                --
Silverback Systems, Inc., Series B-1
   Preferred                                    1,415,614            --        --          2,211,898           450,051
Silverback Systems, Inc., Series C
   Preferred                                    3,010,133            --        --         30,927,835         3,965,564
Tensys Medical, Inc., Series C Preferred               --            --        --          4,166,667         5,000,000
Virtual Silicon Technology, Inc., Series C
   Preferred                                           --            --        --          3,096,551         5,000,000
                                              ===========   ===========      ====                          ===========
   Total Non Controlled Affiliates            $33,278,783   $15,109,401      $ --                          $54,905,542
                                              ===========   ===========      ====                          ===========

Note 6 -- Pending Litigation

     The Investment Adviser has been contacted by the Office of the New York State Attorney General and the Securities and Exchange Commission in connection with the investigation of practices in the mutual fund industry. The Investment Adviser has also been named in certain class actions which allege that the Investment Adviser allowed certain parties to engage in illegal and improper trading practices which have caused injury to certain investors in mutual funds and a derivative action alleging common law breach of fiduciary duty toward certain mutual funds by various parties including the Investment Adviser.

     Based upon currently available information, the Investment Adviser believes that the pending class actions and investigation are not likely to materially affect its ability to provide investment management services to the Company.

Note 7 -- Guarantees

     In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company's maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Excelsior Venture Partners III, LLC

We have reviewed the statement of assets and liabilities of Excelsior Venture Partners III, LLC (the "Company"), including the portfolio of investments, as of April 30, 2004, and the related statements of operations for the three-month and six-month periods ended April 30, 2004 and 2003, and the statements of changes in net assets, cash flows, and the financial highlights for the six-month periods ended April 30, 2004 and 2003. These financial statements and financial highlights are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim financial statements and financial highlights referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the statement of assets and liabilities, including the portfolio of investments, as of October 31, 2003 (presented herein), and the related statements of operations, changes in net assets and cash flows, and the financial highlights for the year then ended (not presented herein), and in our report dated December 22, 2003, we expressed an unqualified opinion on those financial statements and financial highlights.

                                                               ERNST & YOUNG LLP

Boston, Massachusetts
June 11, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Six-month and Three-month Periods Ended April 30, 2004 as Compared to the Similar Periods in 2003

Realized and Unrealized Gains and Losses from Portfolio Investments

     For the six-month periods ended April 30, 2004 and 2003, the Company had a net realized loss on security transactions of $0 and ($16), respectively. For the six-month periods ended April 30, 2004 and 2003, the Company had a net change in unrealized depreciation on investments of ($1,078,382) and ($8,667,793), respectively. The realized loss for the period ended April 30, 2003 was principally the result of the Company's sale of short-term investments during the period. The net change in unrealized depreciation for the period ended April 30, 2004 was principally the result of a $886,041 write-down taken on NanoOpto Corporation, a private company investment, as well as a decline in the overall value of the Company's private investment funds. For the period ended April 30, 2003, the net change in unrealized depreciation was principally the result of a decline in the value of the private company investments.

     For the three-month periods ended April 30, 2004 and 2003, the Company had a net realized loss on security transactions of $0 and ($20), respectively. For the three-month periods ended April 30, 2004 and 2003, the Company had a net change in unrealized depreciation on investments of ($189,992) and ($3,242,135), respectively. The realized loss for the period ended April 30, 2003 was principally the result of the Company's sale of short-term investments during the period. The net change in unrealized depreciation for the period ended April 30, 2004 was principally the result of a decline in the overall value of the Company's private investment funds. For the period ended April 30, 2003, the net change in unrealized depreciation was principally the result of a decline in the value of the private company investments.

Investment Income and Expenses

     For the six-month period ended April 30, 2004, the Company had investment income of $242,739 and operating expenses of $1,428,447, resulting in a net investment loss of ($1,185,708). In comparison, for the similar period ended April 30, 2003, the Company had investment income of $504,361 and operating expenses of $1,483,174, resulting in a net investment loss of ($978,813). The decrease in net investment income resulted from the decrease in short-term investments as the Company continues its investment program in venture capital companies and private equity funds. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets during the period.

     For the three-month period ended April 30, 2004, the Company had investment income of $112,680 and operating expenses of $703,067, resulting in a net investment loss of ($590,387). In comparison, for the similar period ended April 30, 2003, the Company had investment income of $210,947 and operating expenses of $719,222, resulting in a net investment loss of ($508,275). The decrease in net investment income resulted from the decrease in short-term investments. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets during the period.

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

     For the six-month periods ended April 30, 2004 and 2003, the Investment Advisers earned $1,200,959 and $1,296,800 in management fees, respectively. Management fees declined over the period ended April 30, 2004 due to the decline in net assets. For the three-month periods ended April 30, 2004 and 2003, the Investment Advisers earned $591,117 and $628,357 in management fees, respectively. Management fees declined over the period ended April 30, 2004 due to the decline in net assets.

Net Assets

     At April 30, 2004, the Company's net assets were $120,193,763, or a net asset value per unit of membership interest of $407.15. This represents a decrease of ($2,264,090) from net assets of $122,457,853, or a net asset value per unit of membership interest of $414.82 at October 31, 2003. The decrease resulted principally from (i) a write-down of NanoOpto Corporation, a private company investment, (ii) operating expenses exceeding investment income by ($1,185,708), and (iii) an increase in net unrealized depreciation related to the private investment funds.

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

     At April 30, 2004, the Company held $579,657 in cash and $45,016,187 in short-term investments as compared to $3,738,154 held in cash and $53,514,005 in short-term investments at October 31, 2003. The decrease in short-term investments from October 31, 2003 was due to new and follow-on investments in private companies as wells as capital calls for private investment funds. The Company, during this period funded additional capital per its commitments to Advanced Technology Ventures VII, L.P., Burrill Life Sciences Capital Fund, CHL Medical Partners II, L.P., CMEA Ventures VI, L.P., Morgenthaler Partners VII, L.P., Prospect Venture Partners II, L.P., and Valhalla Partners, L.P., each a private investment fund. In connection with the Company's total commitments to private funds in the amount of $23,000,000 since inception, the Company, through April 30, 2004, has contributed $5,491,727 or 23.9% of the total capital committed thus far.

     During the six-month period ended April 30, 2004, the Company participated in follow-on financing rounds for several of its private companies, including:
i) Archemix Corporation Series A preferred for $685,714 and Series B preferred for $233,333, ii) Genoptix, Inc. Series B-2 preferred for $515,148, iii) Gyration, Inc. bridge note and warrants for $2,800,000, iv) NanoOpto Corporation Series B preferred for $712,496, v) Silverback Systems Series C preferred for $333,333. The Company also funded one new private company investment in Chips & Systems for $3,500,000. After April 30, 2004, the Company participated in follow-on financing rounds for several of its private companies, including: i) Ethertronics Series B preferred for $1,000,000, ii) LogicLibrary Series A preferred for $704,225, and iii) Tensys Medical Series D preferred for $1,425,000.

     The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

     Under the supervision of the Company's Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company's financial condition because in total, they currently represent 62.7% of the Company's net assets. For the private investments held at April 30, 2004, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $1.1 million decrease in net asset value as compared to October 31, 2003.

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

     The valuation of the Company's private funds is based upon the its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company's investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

     The Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

     The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 62.7% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. As of April 30, 2004, the Company directly held no investments in the securities of public companies.

Item 4.  Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2004 (the end of the period covered by this report), the Company's principal executive officers and principal financial officer evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company's disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

          None.

Item 5. Other Information.

          None.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      15          Independent Registered Public Accounting Firm's
                  Acknowledgement Letter.

      31.1        Certification of Chief Executive Officer Pursuant to 18 U.S.C.
                  Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                         EXCELSIOR VENTURE PARTNERS III, LLC


Date: June 14, 2004                      By: /s/ Douglas A. Lindgren
                                             -----------------------------------
                                                 Douglas A. Lindgren
                                                 Chief Executive Officer


Date: June 14, 2004                      By: /s/ Robert F. Aufenanger
                                             -----------------------------------
                                                 Robert F. Aufenanger
                                                 Treasurer
                                                 (Principal Financial Officer)