Form 10-Q
period 2004-07-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2004-09-20
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                      to

Commission file number 000-29665

EXCELSIOR VENTURE PARTNERS III, LLC

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-4102528
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

225 High Ridge Road, Stamford, CT	06905
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code (203) 352-4400

114 West 47th Street, New York, NY 10036-1532

Former Name, Former Address and Former Fiscal Year, if Changed Since last Report.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☐ No ☒

EXCELSIOR VENTURE PARTNERS III, LLC

The filing of the Registrant’s report is delayed pending clarification of information recently received by the Registrant from its independent accountants. This information relates to the status of such accountants as “independent” within the meaning of Rule S-X of the Securities and Exchange Commission. Registrant is informed that such accountants are seeking guidance from the accounting staff of the Commission on this issue. Consequently, the Registrant cannot determine that the requirements of Rule S-X applicable to financial statements included in this Report, and possibly certain prior reports, that such statements be reviewed by independent public accountants have been met.

This Quarterly Report on Form 10-Q contains historical information and forward-looking statements. Statements looking forward in time are included in this Form 10-Q pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. They involve known and unknown risks and uncertainties that may cause Excelsior Venture Partners III, LLC’s (the “Company’s”) actual results to differ from future performance suggested herein.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Venture Partners III, LLC

Summarized Portfolio of Investments (Unaudited)

	July 31, 2004
PORTFOLIO STRUCTURE	Value	Percent of Net Assets
SHORT-TERM INVESTMENTS:
AGENCY OBLIGATIONS	$37,553,636	30.57%
INVESTMENT COMPANIES	3,673,855	2.99%
PRIVATE AND PUBLIC COMPANIES	77,634,663	63.20%
PRIVATE INVESTMENT FUNDS	4,729,221	3.85%

TOTAL INVESTMENTS	123,591,375	100.62%
OTHER ASSETS & LIABILITIES (NET)	(756,231)	(0.62)%

NET ASSETS	$122,835,144	100.00%

Excelsior Venture Partners III, LLC

Summarized Portfolio of Investments

	October 31, 2003
PORTFOLIO STRUCTURE	Value	Percent of Net Assets
SHORT-TERM INVESTMENTS:
AGENCY OBLIGATIONS	$52,994,406	43.27%
INVESTMENT COMPANIES	519,599	0.42%
PRIVATE COMPANIES	62,905,542	51.37%
PRIVATE INVESTMENT FUNDS	3,080,766	2.52%

TOTAL INVESTMENTS	119,500,313	97.58%
OTHER ASSETS & LIABILITIES (NET)	2,957,540	2.42%

NET ASSETS	$122,457,853	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2004 (Unaudited)

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
AGENCY OBLIGATIONS — 30.57%
$37,560,000	Federal National Mortgage Association, 1.22%, 08/05/04 (Cost $37,553,636)		$37,553,636

PUBLIC COMPANIES **, # — 3.69%
Common Stocks — 3.69%
Consumer Products — 1.47%

428,572	Senomyx, Inc. *	06/04	1,812,003

Semiconductor — 2.22%
384,615	Netlogic Microsystems, Inc. *	07/04	2,721,922

	TOTAL PUBLIC COMPANIES (Cost $6,500,000)		4,533,925

PRIVATE COMPANIES **, #, @ — 59.51%
Common Stocks — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,749,999)		—

Preferred Stocks — 56.66%
Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Consumer Electronics — 3.73%
1,523,810	Gyration, Inc., Series C-2	03/03 & 07/04	4,584,054

Enterprise Software — 9.29%
19,995,000	***Datanautics, Inc. Series A Preferred	01/04	4,000,000
7,454,720	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04	3,408,450
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			11,408,450

Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	7/01	—

Life Sciences — 6.30%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
1,999,999	Archemix Corporation, Inc., Series A	08/02, 01/03, 11/03	1,999,999
233,333	Archemix Corporation, Inc., Series B	03/04	233,333
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
1,403,696	Genoptix, Inc., Series B-2	07/03, 09/03, 12/03	1,250,000

			7,736,832

Medical Technology — 5.23%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical Inc., Series D	05/04	1,425,000

			6,425,000
Optical — 11.52%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 03/02	—
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,655,118
5,333,333	OpVista, Inc., Series B	07/01	1,500,000
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

			14,147,118
Semiconductor — 15.18%
7,000,000	Chips & Systems, Inc., Series A	03/04	3,500,000
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	5,400,000

2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,051
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			18,648,947

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2004 (Unaudited) — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE COMPANIES **,#,@ (continued)
Wireless — 5.41%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	$6,650,000

	TOTAL PREFERRED STOCKS (Cost $72,790,187)		69,600,401

Notes — 2.28%
Consumer Electronics — 2.82%
$2,797,200	Gyration, Inc., Bridge Note 12%, 6/2/2004	12/03	3,466,994

	TOTAL NOTES (Cost $2,797,200)		3,466,994

Warrants — 0.03%
Consumer Electronics — 0.03%
1	Gyration, Inc.	12/03	33,343

Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $2,800)		33,343

	TOTAL — PRIVATE COMPANIES (Cost $84,340,186)		73,100,738

PRIVATE INVESTMENT FUNDS **, # — 3.85%
0.39%	Advanced Technology Ventures VII, LP	08/01-04/04	684,183
1.38%	Burrill Life Sciences Capital Fund	12/02-03/04	532,762
1.35%	CHL Medical Partners II, LP	01/02-02/04	509,860
4.94%	CMEA Ventures Partners, LP	12/03-04/04	104,573
0.36%	Morgenthaler Partners VII, LP	07/01-07/04	1,150,473
0.59%	Prospect Venture Partners II, LP	06/01-07/04	1,105,337
2.36%	Tallwood II, LP	12/02-06/04	455,128
1.75%	Valhalla Partners II, LP	10/03-03/04	186,905

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $5,787,433)		4,729,221

INVESTMENT COMPANIES — 2.99%
3,673,855	Dreyfus Government Cash Management Fund Institutional Shares (Cost $3,673,855)		3,673,855

TOTAL INVESTMENTS (Cost $137,855,110) – 100.62%			123,591,375
OTHER ASSETS & LIABILITIES (NET) – (0.62)%			(756,231)

NET ASSETS—100.00%			$122,835,144

*	Carrying value per unit reflects a 30% discount to the closing price.

**	Restricted as to public resale. Acquired between June 1, 2001 and July 31 2004. Total cost of restricted securities at July 31, 2004 aggregated $96,627,619. Total value of restricted securities owned at July 31, 2004 was $82,363,884 or 67.05% of net assets.

#	Non-income producing securities.

##	Required disclosure for restricted securities only.

@	At July 31, 2004 the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at July 31, 2004 was $73,100,738.

***	At July 31, 2004, the Company owned 25% or more of the company’s outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at July 31, 2004 was $8,000,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2003

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
AGENCY OBLIGATIONS — 43.27%
$53,000,000	Federal Home Loan Bank Discount Notes, 0.95%, 11/05/03 (Cost $52,994,406)		$52,994,406

PRIVATE COMPANIES **, #, @ — 51.37%
Common Stocks — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,749,999)		—

Preferred Stocks — 48.10%
Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Consumer Electronics — 3.27%
1,523,810	Gyration, Inc., Series C-2	03/03	4,000,000

Consumer Products — 1.22%
517,260	Senomyx, Inc., Series E	11/01	1,500,000

Enterprise Software — 5.48%
5,914,488	LogicLibrary, Inc., Series A	01/02 & 08/03	2,704,226
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			6,704,226

Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	7/01	—

Life Sciences — 5.15%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
2,419,355	Ancile Pharmaceuticals, Inc., Series D	11/01	—
1,314,285	Archemix Corporation, Inc., Series A	08/02 & 01/03	1,314,285
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
826,823	Genoptix, Inc., Series B-2	07/03 & 09/03	734,851

			6,302,636
Medical Technology — 4.08%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000

Optical — 8.11%
4,330,504	LightConnect, Inc., Series B	07/01	948,562
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01& 03/02	604,259
558,295	NanoOpto Corporation, Series B	09/03	888,244
5,333,333	OpVista, Inc., Series B	07/01	1,500,000
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

			9,933,065
Semiconductor — 16.18%
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	5,400,000
1,538,461	NetLogic Microsystems, Inc., Series D	08/01	5,000,000
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,051
30,927,835	Silverback Systems, Inc., Series C	03/03 & 09/03	3,965,564
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			19,815,615

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2003 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
Wireless — 4.61%
3,766,666	Ethertronics, Inc., Series B	06/01, 09/02, 07/03	$5,650,000

	TOTAL PREFERRED STOCKS (Cost $68,844,780)		58,905,542

Notes — 3.27%
Enterprise Software — 3.27%
$4,000,000	***Datanautics, Inc., Convertible Promissory Note 3%, 1/31/2004	08/03 & 09/03	4,000,000

Life Sciences—0.00%
$600,000	Ancile Pharmaceuticals, Inc., Bridge Note 6%, 2/22/2003	10/02	—
$250,000	Ancile Pharmaceuticals, Inc., Bridge Note 6%, 5/10/2003	01/03	—

			—
	TOTAL NOTES (Cost $4,850,000)		4,000,000

Warrants — 0.00%
Life Sciences—0.00%
2	Ancile Pharmaceuticals, Inc.	10/02 & 01/03	—

Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $82,444,779)		62,905,542

PRIVATE INVESTMENT FUNDS **, # — 2.52%
0.40%	Advanced Technology Ventures VII, L.P.	08/01-05/03	490,904
1.48%	Burrill Life Sciences Capital Fund	12/02	213,442
1.35%	CHL Medical Partners II, L.P.	01/02-07/03	410,529
0.36%	Morgenthaler Partners VII, L.P.	07/01-09/03	740,727
0.60%	Prospect Venture Partners II, L.P.	06/01-09/03	761,700
2.36%	Tallwood II, L.P.	12/02-10/03	343,464
2.79%	Valhalla Partners II, L.P.	10/03	120,000

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $3,835,428)		3,080,766

INVESTMENT COMPANIES — 0.42%
519,599	Dreyfus Government Cash Management Fund Institutional Shares (Cost $519,599)		519,599

TOTAL INVESTMENTS (Cost $139,794,212) – 97.58%			119,500,313
OTHER ASSETS & LIABILITIES (NET) – 2.42%			2,957,540

NET ASSETS – 100.00%			$122,457,853

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2003. Total cost of restricted securities at October 31, 2003 aggregated $86,280,207. Total value of restricted securities owned at October 31, 2003 was $65,986,308 or 53.88% of net assets.

#	Non-income producing securities.

##	Required disclosure for restricted securities only.

@	At October 31, 2003, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2003 was $54,905,542.

***	At October 31, 2003, the Company owned 25% or more of the company’s outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2003 was $8,000,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	July 31, 2004	October 31, 2003
	(Unaudited)
ASSETS:
Investments in unaffiliated issuers at value (Cost $53,514,924 and $57,349,433, respectively)	$50,490,637	$56,594,771
Investments in controlled affiliated issuers at value (Cost $8,000,000 and $8,000,000, respectively)	8,000,000	8,000,000
Investments in non controlled affiliated issuers at value (Cost $76,340,186 and $74,444,779, respectively)	65,100,738	54,905,542

Investments, at value (Cost $137,855,110 and $139,794,212, respectively) (Note 1)	123,591,375	119,500,313

Cash	—	3,738,154
Interest receivable	3,084	407
Other receivables	1,945	1,945
Prepaid insurance	23,775	2,992

Total Assets	123,620,179	123,243,811

LIABILITIES:
Management fees payable (Note 2)	617,532	617,322
Administration fees payable (Note 2)	12,516	25,625
Professional fees payable	92,347	66,298
Board of Managers’ fees payable (Note 2)	44,959	60,000
Other payables	17,681	16,713

Total Liabilities	785,035	785,958

NET ASSETS	$122,835,144	$122,457,853

NET ASSETS consist of:
Paid-in capital	$137,098,879	$142,751,752
Unrealized depreciation on investments	(14,263,735)	(20,293,899)

Total Net Assets	$122,835,144	$122,457,853

Units of Membership Interest Outstanding (Unlimited number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$416.09	$414.82

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Nine Months Ended July 31,
	2004	2003
INVESTMENT INCOME:
Interest income from unaffiliated investments	$339,124	$683,066
Interest income from affiliated investments	6,729	—
Dividend income	7,725	9,638

Total Income	353,578	692,704

EXPENSES:
Management fees (Note 2)	1,818,491	1,913,518
Professional fees	104,826	70,921
Administration fees (Note 2)	104,195	112,185
Insurance Expense	59,624	51,420
Board of Managers’ fees (Note 2)	44,959	44,876
Custodian fees	16,578	15,773
Miscellaneous fees	11,988	18,701

Total Expenses	2,160,661	2,227,394
NET INVESTMENT LOSS	(1,807,083)	(1,534,690)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on unaffiliated investments	4,210	(16)
Net realized (loss) on affiliated investments	(3,850,000)	—
Net change in unrealized appreciation (depreciation) on investments	6,030,164	(14,622,241)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	2,184,374	(14,622,257)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$377,291	$(16,156,947)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2004	2003
INVESTMENT INCOME:
Interest income from unaffiliated investments	$105,461	$183,586
Interest income from affiliated investments	—	—
Dividend income	5,378	4,757

Total Income	110,839	188,343

EXPENSES:
Management fees (Note 2)	617,532	616,718
Professional fees	35,192	46,126
Administration fees (Note 2)	34,732	36,791
Insurance Expense	19,947	17,897
Board of Managers’ fees (Note 2)	15,082	15,123
Custodian fees	5,708	5,263
Miscellaneous fees	4,021	6,302

Total Expenses	732,214	744,220
NET INVESTMENT LOSS	(621,375)	(555,877)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on unaffiliated investments	4,210	—
Net realized (loss) on affiliated investments	(3,850,000)	—
Net change in unrealized appreciation (depreciation) on investments	7,108,546	(5,954,448)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	3,262,756	(5,954,448)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,641,381	$(6,510,325)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended July 31,
	2004	2003
OPERATIONS:
Net investment loss	$(1,807,083)	$(1,534,690)
Net realized loss on investments	(3,845,790)	(16)
Net change in unrealized appreciation (depreciation) on investments	6,030,164	(14,622,241)

Net increase (decrease) in net assets resulting from operations	377,291	(16,156,947)

NET INCREASE (DECREASE) IN NET ASSETS	377,291	(16,156,947)
NET ASSETS:
Beginning of period	122,457,853	138,495,015

End of period	$122,835,144	$122,338,068

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations.	$377,291	$(16,156,947)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash provided by (used in) operating activities:
Net change in unrealized (appreciation) depreciation on investments	(6,030,164)	14,622,241
Net realized loss on investments	3,845,790	—
Purchase of investments	(14,289,421)	(15,481,459)
Proceeds received from disposition of securities	17,197	—
Proceeds received from private investment funds	79,022	—
Net decrease in short-term investments	12,286,514	17,035,969
Decrease (increase) in interest receivable	(2,677)	519
Decrease in other receivables	—	994,345
Decrease (increase) in prepaid insurance	(20,783)	44,377
Increase (decrease) in management fee payable	210	(80,309)
Decrease in Board of Managers’ fees payable	(15,041)	(15,124)
Increase (decrease) in other expenses payable	13,908	(154,256)

Net cash provided by (used in) operating activities	(3,738,154)	809,356

Net increase (decrease) in cash	(3,738,154)	809,356

Cash at beginning of period	3,738,154	—

Cash at end of period	$—	$809,356

SUPPLEMENTAL INFORMATION:
Non-cash distributions received from private investments funds:	$12,987	$0

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Nine Months Ended July 31,
	2004	2003
NET ASSET VALUE, BEGINNING OF PERIOD	$414.82	$469.14
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(6.12)	(5.20)
Net realized and unrealized gain (loss) on investment transactions	7.39	(49.53)

Total from investment operations	1.27	(54.73)

NET ASSET VALUE, END OF PERIOD	$416.09	$414.41

TOTAL NET ASSET VALUE RETURN (3), (4)	0.31%	(11.67%)
RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period (000’s)	$122,835	$122,338
Ratios to average net assets: (2)
Expenses	2.37%	2.27%
Net investment loss	(1.98)%	(1.57)%
Portfolio Turnover Rate (3)	0.11%	0.00%

(1)	Selected data for a unit of membership interest outstanding through each period

(2)	Annualized

(3)	Not annualized

(4)	Total investment return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore the market value total investment return is not presented

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

July 31, 2004 (Unaudited)

Note 1 — Significant Accounting Policies

Excelsior Venture Partners III, LLC (the “Company”) is a non-diversified, closed-end management investment company which has elected to be treated as a business development company or “BDC” under the Investment Company Act of 1940, as amended. The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing which occurred on May 11, 2001, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company’s investment objective is to achieve long-term capital appreciation primarily by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Adviser (as defined later) believes offer significant long-term capital appreciation potential. Venture capital and private companies are companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors. The Company does not have the right to demand that such equity securities be registered.

The following is a summary of the Company’s significant accounting policies. Such policies are in conformity with U.S. generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. U.S. generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s financial statements.

A. Investment Valuation:

The Company values portfolio securities quarterly and at such other times as, in the Board of Managers’ view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on sale, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Investment Adviser or a committee of the Board of Managers, both under the supervision of the Board of Managers, pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the investee company such as earnings, net worth, reliable private sale prices of the investee company’s securities, the market prices for similar securities of comparable companies, an assessment of the investee company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board, under the supervision of the Board of Managers, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of the Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the

Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board of Managers, shall determine such value based on its judgment of fair value on the valuation date, less applicable charges, if any.

At July 31, 2004 and October 31, 2003, market quotations were not readily available for securities valued at $77,829,959 or 63.36% of net assets and $65,986,308 or 53.88% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

In accordance with the accounting guidance provided in the AICPA Audit and Accounting Guide, “Audits of Investment Companies”, the Company reclassified certain amounts from undistributed net investment income or loss and accumulated net realized gains to net capital contributions. The Company reclassified $(1,807,083) and $(2,077,138) of undistributed net investment loss for the nine-month month period ended July 31, 2004 and the year ended October 31, 2003, respectively. The Company reclassified $(3,845,790) accumulated realized losses and $44 of accumulated realized gains for the same periods, respectively. These reclassifications, which had no effect on net assets, were made to reflect, as adjustments to paid-in capital, the amounts of taxable income or loss that have been allocated to the members.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of July 31, 2004 and October 31, 2003, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at July 31, 2004 was $132,067,677, and those investments had net depreciation on a tax basis at July 31, 2004 of $13,205,523, consisting of gross appreciation of $15,722,226 and gross depreciation of $28,927,749. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2003 was $135,958,784, and those investments had net depreciation on a tax basis at October 31, 2003 of $19,539,237, consisting of gross appreciation of $6,506,176 and gross depreciation of $26,045,413.

D. Dividends to members:

The Company will distribute all cash that the Investment Adviser does not expect to use in the operation of the Company. Due to the nature of the Company’s investments, investors should not expect distributions of cash or property during the first several years of the Company’s operations.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Advisory Agreement (the “Agreement”), U.S. Trust Company served during the reporting period as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s average quarterly net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to June 1, 2003, and pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company, N.A. served as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser.

U.S. Trust NY is a New York state-chartered bank and trust company and a member of the Federal Reserve System. Effective June 1, 2003, U.S. Trust Company merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. assumed the duties and obligations of U.S. Trust Company under the Agreement. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, now serves as Investment Adviser to the Company with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division, serving as a sub-investment adviser. The merger had no impact on the management or operations of the investment advisory functions performed for the Company, and did not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”). As of July 31, 2004 and October 31, 2003, $617,532 and $617,322 were payable to the Investment Adviser.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company’s cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current net unrealized capital depreciation on all of the Company’s investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year. For the nine month periods ended July 31, 2004 and July 31, 2003, there was no Incentive Carried interest earned by the Investment Adviser.

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC Inc. (“PFPC”), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $15,000 for taxation services and (iii) reimburses PFPC for out-of-pocket expenses.

Charles Schwab & Co., Inc. (the “Distributor”), the principal subsidiary of Schwab, served as the Company’s distributor for the offering of units. The Investment Adviser paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in the offering. The Investment Adviser or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from the offering.

Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended and is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

As of July 31, 2004 and October 31, 2003, Excelsior Venture Investors III, LLC had an investment in the Company of $77,979,783 and $77,740,266, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the nine-month periods ended July 31, 2004, and July 31, 2003 were as follows:

Nine-Month Periods Ended July 31,	Purchases ($)	Proceeds ($)
2004	14,289,421	96,219
2003	15,481,459	—

Note 4 — Commitments

As of July 31, 2004, the Company had outstanding investment commitments totaling $19,820,558.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividend income from affiliated companies during the nine-month period ended July 31, 2004 and the year ended October 31, 2003. Transactions with companies, which are or were affiliates, were as follows:

			For the Nine Months Ended July 31, 2004
Name of Investment	Shares/Par Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at July 31, 2004	Cumulative Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$—	$—	$—	$—	20,000,000	$4,000,000
Datanautics, Inc., Series A Preferred	—	—	4,000,000				19,995,000	4,000,000
Datanautics, Inc., Promissory Note 3.00%	$4,000,000	4,000,000	—	(4,000,000)	—	—	—	—

Total Controlled Affiliates		$8,000,000	$4,000,000	($4,000,000)	—	$—		$8,000,000
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	$—	647,948	$3,000,000
Ancile Pharmaceuticals, Inc., Series D Preferred	2,419,355	—	—	—	—	(3,000,000)	—	—
Ancile Pharmaceuticals, Inc., Bridge Notes 6%	$850,000	—	—	—	—	(850,000)	—	—
Ancile Pharmaceuticals, Inc.,Warrant	2	—	—	—	—	—	—	—
Archemix Corporation, Series A Preferred	1,314,285	1,314,285	685,714	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	—	—	233,333	—	—	—	233,333	233,333
Cenqest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc., Series A Preferred	—	—	3,500,000	—	—	—	7,000,000	3,500,000
Ethertronics Inc., Series B Preferred	3,766,666	5,650,000	1,000,000	—	—	—	4,433,333	6,650,000
Ethertronics Inc., Warrant	281,667	—	—	—	—	—	281,667	—
Genoptix, Inc., Series B-1 Preferred	942,481	1,253,500	—	—	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	826,823	734,851	515,148	—	—	—	1,403,696	1,250,000
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Gyration, Inc., Series C2 Preferred	1,523,810	4,000,000	—	(4,000,000)	—	—	—	—
Gyration, Inc., Bridge Note 12%, 6/2/2004	—	—	2,797,200	—	6,658	—	2,797,200	2,797,200
Gyration, Inc., Warrant	—	—	2,800	—	—	—	2,800	2,800
Gyration, Inc., Series C2 Preferred (Merger)	—	—	4,000,000	—	—	—	2,687,376	5,284,391
LightConnect, Inc., Series B Preferred	4,330,504	948,562	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	5,914,488	2,704,226	1,540,232	—	—	—	7,454,720	3,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	5,400,000	—	—	—	—	3,333,333	5,400,000
NanoOpto Corp., Series A-1 Preferred	956,234	604,259	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	558,295	888,244	1,048,656	—	—	—	3,023,399	1,655,118
NetLogic Microsystems, Inc., Series D Preferred	1,538,461	5,000,000	—	(5,000,000)	—	—	—	—
NetLogic Microsystems, Inc., Common Stock	—	—	5,000,000	—			384,615	2,721,922
OpVista, Inc., Series B Preferred	5,333,333	1,500,000	—	—	—	—	5,333,333	1,500,000
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	71	—	12,671,059	5,000,000
Senomyx, Inc., Series E Preferred	517,260	1,500,000	—	(1,500,000)	—	—	—	—
Senomyx, Inc., Common Stock	—	—	1,500,000				428,572	1,812,003
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	30,927,835	3,965,564	333,333	—	—	—	34,364,257	4,298,896
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	—	—	1,425,000	—	—	—	1,425,000	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	5,000,000

Total Non Controlled Affiliates		$54,905,542	$26,381,416	$(13,300,000)	$6,729	$(3,850,000)		$69,634,663

			For the Year Ended October 31, 2003
Name of Investment	Shares/Par Held at October 31, 2002	October 31, 2002 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Realized Gain (Loss)	Shares/Par Held at October 31, 2003	Cumulative Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	15,000,000	$3,000,000	$1,000,000	$—	$—	20,000,000	$4,000,000
Datanautics, Inc., Promissory Note 3.00%	—	—	4,000,000	—	—	$4,000,000	4,000,000

Total Controlled Affiliates		$3,000,000	$5,000,000	$—	$—		$8,000,000
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	647,948	$3,000,000
Ancile Pharmaceuticals, Inc., Series D Preferred	2,419,355	3,000,000	—	—	—	2,419,355	—
Ancile Pharmaceuticals, Inc., Bridge Notes 6%	$600,000	600,000	250,000	—	—	$850,000	—
Ancile Pharmaceuticals, Inc.,Warrant	1	—	—	—	—	2	—
Archemix Corporation, Series A Preferred	628,571	628,571	685,714	—	—	1,314,285	1,314,285
Cenqest, Inc., Series 1 Preferred	44,247,788	—	—	2,000,000	—	—	—
Cenqest, Inc., Series 2 Preferred	—	—	2,000,000	—	—	4,425	—
Ethertronics Inc., Series B Preferred	3,099,999	4,650,000	1,000,000	—	—	3,766,666	5,650,000
Ethertronics Inc., Warrant	115,000	—	—	—	—	281,667	—
Genoptix, Inc., Bridge Note 6%	—	—	443,787	443,787	—	—	—
Genoptix, Inc., Series B Preferred	1,879,699	2,500,000	—	2,500,000	—	—	—
Genoptix, Inc., Series B-1 Preferred	—	—	2,500,000	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	—	—	734,851	—	—	826,823	734,851
Genoptix, Inc., Common Stock	—	—	—	—	—	46,860	—
Gyration, Inc., Series C2 Preferred	—	—	4,000,000	—	—	1,523,810	4,000,000
LightConnect, Inc., Series B Preferred	4,330,504	948,563	—	—	—	4,330,504	948,562
LightConnect, Inc., Series C Preferred	—	—	992,000	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	4,374,256	2,000,000	704,225	—	—	5,914,488	2,704,226
MIDAS Vision Systems, Inc., Series A-1 Preferred	—	—	1,054,960	—	—	933,593	—
MIDAS Vision Systems, Inc., Series C Preferred	15,739,638	4,000,000	—	4,000,000	—	—	—
MIDAS Vision Systems, Inc., Common Stock	—	—	4,000,000	—	—	157,396	—
Monterey Design Systems, Inc., Series 1 Preferred	7,089,552	4,750,000	—	4,750,000	—	—	—
Monterey Design Systems, Inc., Common Stock	—	—	4,750,000	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	—	—	3,000,000	—	—	3,333,333	5,400,000
NanoOpto Corp., Series A-1 Preferred	956,234	2,231,212	—	—	—	956,234	604,259
NanoOpto Corp., Series B Preferred	—	—	237,499	—	—	558,295	888,244
NetLogic Microsystems, Inc., Series D Preferred	1,538,461	5,000,000	—	—	—	1,538,461	5,000,000
OpVista, Inc., Series B Preferred	5,333,333	4,000,000	—	—	—	5,333,333	1,500,000
OpVista, Inc., Series C Preferred	—	—	2,500,000	—	—	12,671,059	5,000,000
Senomyx, Inc., Series E Preferred	517,260	1,500,000	—	—	—	517,260	1,500,000
Silverback Systems, Inc., Series B Preferred	2,211,898	1,415,614	—	1,415,614	—	—	—
Silverback Systems, Inc., Series B-1 Preferred	—	—	1,415,614	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	—	—	3,010,133	—	—	30,927,835	3,965,564
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	4,166,667	5,000,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	3,096,551	5,000,000

Total Non Controlled Affiliates		$50,223,960	$33,278,783	$15,109,401	$—		$54,905,542

Note 6 — Pending Litigation

The Investment Adviser was contacted in September, 2003 by the Office of the New York State Attorney General and the Securities and Exchange Commission in connection with the investigation of “market timing” and “late trading” practices in the mutual fund industry. The Investment Adviser has also been contacted by the Attorney General of the State of West Virginia with inquiries regarding the same subject matter. As disclosed previously by the Investment Adviser and its affiliates, these investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of certain mutual funds managed by the Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Investment Adviser, with certain of its affiliates, has also been named in five class action lawsuits which allege that the Investment Adviser allowed certain parties to engage in illegal and improper trading practices which have caused financial injury to the shareholders of certain mutual funds managed by the Investment Adviser. The Investment Adviser and certain affiliates have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices. The class actions have all been transferred by the Judicial Panel on Multi-District Litigation to the United States District Court for the District of Maryland, for coordinated or consolidated pre-trial proceedings. The Investment Adviser expects that the derivative actions will ultimately also be consolidated in the same matter before the District Court.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based upon currently available information, the Investment Adviser believes that the pending private lawsuits and the pending investigations are not likely to materially affect its ability to provide investment management services to the Company. The Company is not a subject of the investigations nor party to the lawsuits described above.

Note 7 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 8 – Subsequent Event

One of the Company’s investments, Gyration, Inc., entered into a merger agreement during the period ended July 31, 2004. On August 19, 2004, the Company received proceeds totaling $6,948,069 as a cash consideration for its investment in Gyration, Inc. and expects to receive an additional $1,136,322 being held in escrow. In August, 2004, the Company recorded a realized gain on the transaction of $1,284,391.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine-month and Three-month Periods Ended July 31, 2004 as Compared to the Similar Periods in 2003

Realized and Unrealized Gains and Losses from Portfolio Investments

For the nine-month periods ended July 31, 2004 and 2003, the Company had a net realized loss on security transactions of $3,845,790 and $16, respectively. For the nine-month periods ended July 31, 2004 and 2003, the Company had a net change in unrealized appreciation/(depreciation) on investments of $6,030,164 and ($14,622,241), respectively. The realized loss for the period ended July 31, 2004 was principally the result of the conclusion of Ancile Pharmaceuticals’ general assignment for the benefit of creditors, where the assets of the business have been sold and its affairs wound up. The Company received no further distributions and accordingly, reclassified $3,850,000 of unrealized depreciation to net realized loss on investments. The realized loss for the period ended July 31, 2003 was driven by the Company’s sale of short-term investments during the period. The net change in unrealized depreciation for the period ended July 31, 2004 was principally the result of a $2,483,711 increase in the overall valuation of the private and public company investments; mainly an increase in the valuation of LightConnect, Inc. offset in part by a decrease in the value of NetLogic Microsystems, Inc. (NASDAQ: NETL). There was also an increase as the Company reclassified $3,850,000 of unrealized depreciation to net realized loss on its investment in Ancile Pharmaceuticals. For the period ended July 31, 2003, the net change in unrealized depreciation was generated by a decline in the value of the private company investments.

For the three-month periods ended July 31, 2004 and 2003, the Company had a net realized loss on security transactions of ($3,845,790) and $0, respectively. For the three-month periods ended July 31, 2004 and 2003, the Company had a net change in unrealized appreciation/(depreciation) on investments of $7,108,546 and ($5,954,448), respectively. The realized loss for the period ended July 31, 2004 was principally the result of the conclusion of Ancile Pharmaceuticals’ general assignment for the benefit of creditors. The net change in unrealized depreciation for the period ended July 31, 2004 was principally the result of an increase in the overall valuation of the private and public company investments, as well as an increase due to the realization of the loss on Ancile Pharmaceuticals. For the period ended July 31, 2003, the net change in unrealized depreciation was driven by an overall decline in the value of the private company investments.

Investment Income and Expenses

For the nine-month period ended July 31, 2004, the Company had investment income of $353,578 and operating expenses of $2,160,661, resulting in a net investment loss of ($1,807,083). In comparison, for the similar period ended July 31, 2003, the Company had investment income of $692,704 and operating expenses of $2,227,394, resulting in a net investment loss of ($1,534,690). The decrease in investment income resulted from the decrease in short-term investments as the Company continues its investment program in venture capital companies and private equity funds. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets during the period.

For the three-month period ended July 31, 2004, the Company had investment income of $110,839 and operating expenses of $732,214, resulting in a net investment loss of ($621,375). In comparison, for the similar period ended July 31, 2003, the Company had investment income of $188,343 and operating expenses of $744,220, resulting in a net investment loss of ($555,877). The decrease in investment income resulted from the decrease in short-term investments. The decrease in operating expenses was due primarily to a decline in professional fee expenses during the period.

U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (the “Investment Adviser”), and United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division (the “Investment Sub-Adviser” and together with U.S. Trust Company, N.A., the “Investment Advisers”), provide investment management and administrative services required for the operation of the Company. The term Investment Adviser includes, where applicable, U.S. Trust Company, the entity that merged into U.S. Trust Company, N.A. on June 1, 2003 as described in Note 2 to Item 1 above. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company. Such fee is determined and payable quarterly.

For the nine-month periods ended July 31, 2004 and 2003, the Investment Advisers earned $1,818,491 and $1,913,518 in management fees, respectively. Management fees declined during the period ended July 31, 2004 due to the decline in net assets. For the three-month periods ended July 31, 2004 and 2003, the Investment Advisers earned $617,532 and $616,718 in management fees, respectively. Management fees moved only slightly higher over the three-month period ended July 31, 2004 vs. July 31, 2003 as net assets remained essentially flat.

Net Assets

At July 31, 2004, the Company’s net assets were $122,835,144, or a net asset value per unit of membership interest of $416.09. This represents an increase of $377,291 from net assets of $122,457,853, or a net asset value per unit of membership interest of $414.82 at October 31, 2003. The increase resulted principally from the combined effect of: (i) a valuation increase of $2,483,711 related to the private and public company investments, (ii) offset by operating expenses exceeding investment income by ($1,807,083), and (iii) an increase in net unrealized depreciation related to the private investment funds.

Liquidity and Capital Resources

The Company will focus its investments in the securities of privately-held venture capital companies, and to a lesser extent in venture capital, buyout and other private equity funds managed by third parties. The Company may offer managerial assistance to certain of such privately-held venture capital companies. The Company invests its available cash in short-term investments of marketable securities, pending distribution to investors.

At July 31, 2004, the Company held $0 in cash and $41,207,491 in short-term investments as compared to $3,738,154 held in cash and $53,514,005 in short-term investments at October 31, 2003. The decrease in short-term investments from October 31, 2003 was due to new and follow-on investments in private companies as wells as capital calls for private investment funds. The Company, during this period funded additional capital per its commitments to Advanced Technology Ventures VII, L.P., Burrill Life Sciences Capital Fund, CHL Medical Partners II, L.P., CMEA Ventures VI, L.P., Morgenthaler Partners VII, L.P., Prospect Venture Partners II, L.P., Tallwood II, L.P., and Valhalla Partners, L.P., each a private investment fund. The Company has committed capital to one additional private investment fund, Sevin Rosen Fund IX, L.P., however capital has not been called yet. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through July 31, 2004, has contributed $5,879,442 or 22.9% of the total capital committed thus far.

During the nine-month period ended July 31, 2004, the Company participated in follow-on financing rounds for several of its private companies, including: i) Archemix Corporation Series A preferred for $685,714 and Series B preferred for $233,333, ii) Genoptix, Inc. Series B-2 preferred for $515,148, iii) Gyration, Inc. bridge note and warrants for $2,800,000, iv) NanoOpto Corporation Series B preferred for $1,048,655, v) Silverback Systems Series C preferred for $333,333, vi) Ethertronics Series B preferred for $1,000,000, vii) LogicLibrary Series A preferred for $704,225, and viii) Tensys Medical Series D preferred for $1,425,000. The Company also funded one new private company investment in Chips & Systems for $3,500,000

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 63.4% of the Company’s net assets. For the private investments held at July 31, 2004, changes to these estimates, i.e. changes in the valuations of the private company investments and private investment funds, resulted in a $4.1 million increase in net asset value as compared to October 31, 2003.

The value for securities for which no public market exists is difficult to determine. Generally speaking, such investments will be valued on a “going concern” basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board, both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The valuation of the Company’s private funds is based upon the its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

The Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. A discount of 30% was applied to the Company’s investments in its two publicly-held stocks, NetLogic Microsystems, Inc. and Senomyx, Inc., as of July 31, 2004.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 63.4% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies, NetLogic Microsystems, Inc. (NASDAQ: NETL), and Senomyx, Inc. (NASDAQ: SNMX). During the three-month period ended July 31, 2004, both of these companies successfully completed public offerings of their common stock. At July 31, 2004, these publicly traded equity securities were valued at $4,533,925, and a 30% discount to the closing market price at that date, representing 3.7% of the Company’s net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $453,393. At October 31, 2003, the Company held no publicly traded equity securities.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2004 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXCELSIOR VENTURE PARTNERS III, LLC

Date: September 20, 2004	By:	/s/ Douglas A. Lindgren
Douglas A. Lindgren
Chief Executive Officer

Date: September 20, 2004	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer (Principal Financial Officer)