Form 10-K
period 2004-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2005-01-28
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-29665

EXCELSIOR VENTURE PARTNERS III, LLC

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	13-4102528
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

225 High Ridge Road

Stamford, CT 06905

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (203) 352-4400

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

UNITS OF MEMBERSHIP INTEREST WITHOUT PAR VALUE

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The registrant’s common stock is not listed on any exchange nor does it trade on any established securities market or other market.

TABLE OF CON TENTS

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company’s future results may differ materially from its historical results and actual results could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.

PART I

ITEM 1. BUSINESS.

Overview

Excelsior Venture Partners III, LLC (the “Company” or the “Fund”) is a Delaware limited liability company organized on February 18, 2000. The Company is a non-diversified, closed-end management investment company operating as a business development company (“BDC”) under the Investment Company Act of 1940 (“Investment Company Act”), as amended, and, in connection with its initial offering of units, registered said offering of units under the Securities Act of 1933, as amended (the “Securities Act”). BDCs are a special type of investment company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company’s investment objective is to achieve long-term capital appreciation by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Advisers (defined herein) believe offer significant long-term capital appreciation.

U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, serves as Investment Adviser to the Company. United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, serves Investment Sub-Adviser to the Company (together, the “Investment Advisers”). The Investment Advisers provide investment management services to the Company pursuant to an investment advisory agreement dated September 8, 2000 and an investment sub-advisory agreement dated September 8, 2000 (together the “Investment Agreements”). U.S. Trust Company, N.A. and United States Trust Company of New York are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Investment Advisers. The Investment Advisers are responsible for performing the management and administrative services necessary for the operation of the Company.

Pursuant to a Registration Statement on Form N-2 (File 333-30986), which was originally declared effective on September 7, 2000, the Company was authorized to offer an unlimited number of units of membership interest with no par value. The Company sold 295,210 units via a public offering, which closed on May 11, 2001, for gross proceeds totaling $147,605,000 (including one share purchased for $500 as of July 7, 2000 by David I. Fann, who was at the time the Company’s President and Co-Chief Executive Officer). Units of the Company were made available through Charles Schwab & Co., Inc., the Company’s principal distributor (the “Distributor”).

The Company incurred offering costs associated with the public offering totaling $1,468,218. Net proceeds to the Company from the public offering, after offering costs, totaled $146,136,782.

The Company’s Certificate of Formation provides that the duration of the Company will be ten years from the final subscription closing date, subject to the rights of the Board of Managers to extend the term for up to two additional two-year periods.

The following is a summary of the Company’s investment portfolio.

(a)	This amount represents money market instruments held to fund follow-on investments in private companies and operational expense requirements of the Fund.

(b)	This amount represents money market instruments held to meet contractual commitments to Private Investment Funds.

INVESTMENTS HELD—PRIVATE

•	Adeza Biomedical Corporation

Description: Develops, manufactures, and markets diagnostic products for women’s reproductive healthcare. The company’s primary focus is on proprietary diagnostic tests to help physicians and patients determine the likelihood of pre-term delivery. The company’s product, the ffN test, is considered the “Gold Standard of Care” by the American College of Obstetricians and Gynecologists, and is now used in over 1000 U.S. hospitals.

2004 Activity: As of December, 2004, Adeza has had nine consecutive positive quarters. The company held its IPO on December 10, 2004, settling with a gain of 23.1 percent at $19.70 per share after pricing $16. UBS Investment Bank is the lead underwriter for the IPO. Adeza’s primary business of predictive pre-term delivery continues to grow. The company is developing several other products in order to expand its product platform to other areas, including cancer detection.

Investment: The Fund invested $3.0 million in September 2001. Enterprise Partners and Sprout Asset Management are also investors in Adeza.

•	Archemix Corporation

Description: seeks to discover aptamer-based therapeutics in the inflammation and oncology areas using proprietary selected nucleic acid technology. The company expects to have its first product in clinical trials in 2004. In 2003, the company brought on a world class biotechnology entrepreneur, Errol De Souza, to further advance the company’s development.

2004 Activity: Cardiac drug Nuvelo’s development continues to progress and is currently (as of mid-December 2004) in a Phase I safety trial. The company expects to file several New Drug Applications (NDA) for newly developed classes of drugs. These drugs use aptamers to treat chronic diseases in the cardiac, pain and opthamology areas.

Investment: The Fund’s investment was staged into four tranches. The first tranche of $0.6 million was invested in August 2002 and the second tranche of $0.7 million was drawn in January 2003. In the 2004 fiscal year, a third tranche of $0.7 million was invested in November 2003. The fourth tranche of $0.2 million was drawn in March 2004. Schroder Ventures Life Sciences, Atlas Venture, Prospect Venture Partners, Care Capital, MDS Capital, and POSCO Bio Venture also invested in Archemix.

•	Chips & Systems

Description: Chips & Systems, founded in 2004, is positioned to lead the first significant integrated circuit (IC) technology development to market in 15 years. CHIPS is designing and developing the revolutionary “adaptive silicon platform”; the ideal IC solution for the high-growth multimedia market. Managed by a team of professionals, CHIPS will launch adaptive silicon hardware platforms enabled by unique computing technology architecture. The CHIPS platforms offer greater flexibility, higher performance, low power, a faster time-to-market and a substantial lowering of cost for new, state-of-the-art, feature-rich products.

2004 Activity: The company was founded by industry veteran Gordon Campbell on July 6, 2004. Its headquarters were established in Santa Clara, CA.

Investment: The Fund invested $3.5 million in March, 2004 in the Series A preferred round of financing.

•	Datanautics, Inc.

Description: Developer and marketer of web analytics and data management software that provides detailed information about visitors on corporate or commercial websites, including paths taken and usage behavior. The company has over forty active customers including Citibank, Knight Ridder, and Macy’s.

2004 Activity: The company has expanded its offerings to online fraud management and Web forensics as a growth strategy. The company released a new product to the financial services industry in Dec 2004 and currently is in beta testing with select customers.

Investment: The Fund invested $0.5 million in August 2003 and $3.5 million in September 2003.

•	Ethertronics, Inc.

Description: Developer and manufacturer of embedded antennas for personal mobile devices. Its internal antenna technologies significantly enhance the signal quality, increase the range, and help extend the battery life of mobile devices. Embedded antennas are used by mobile phone, PDA, laptop, GPS, Bluetooth and Wireless LAN device manufacturers.

2004 Activity: The company has set up a new design center in Korea and is establishing some manufacturing capabilities in China. It has also completed beta testing of its next-generation antenna technologies that will improve performance up to 2x, as compared to current solutions. These new technologies are expected to be launched in the first quarter of 2005.

Investment: The Fund initially invested $3.5 million in June 2001, and invested an additional $1.2 million in the company in September 2002 and $1.0 million in July 2003. A follow-on investment of $1 million was added in May 2004. Sevin Rosen is a co-investor in Ethertronics.

•	Genoptix, Inc.

Description: Developer of a breadth of services that focus on the challenges faced after a cancer diagnosis to make optimal treatment decisions and monitor disease.

2004 Activity: Genoptix’ personalized medicine initiative is building sales traction. The medical profession has lauded the company’s personalized chemotherapy treatment of patients with blood borne cancers, as the product has given better treatment and better outcomes.

Investment: The Fund invested $2.5 million in December 2001 and has invested an additional $0.4 million in July 2003 and $0.3 million in September 2003. In the 2004 fiscal year, two add-on investments were made in December 2003 ($.5 million) and August 2004 ($.3 million). Other investors include Alliance Technology Ventures, Enterprise Partners, Lotus Biosciences Investment Holdings, and Tullis-Dickerson & Co., Inc.

•	LightConnect, Inc.

Description: Designer and manufacturer of MEMS (micro electro-mechanical systems) components for optical networks. LightConnect’s product is meeting the need for configurability in optical networks by enabling rapid dynamic bandwidth and circuit provisioning.

2004 Activity: The company is on target to at least double its revenues from 2003 and is considered to be the market leader in the VOA product lines. Customers of the company are large communications, networking and service providers in the United States, Europe and Asia.

Investment: The Fund invested $5.0 million in LightConnect in July 2001 and made a $1.0 million follow-on investment in December 2002. The other investors in LightConnect are Sevin Rosen, Incubic, Morgenthaler, and US Venture Partners.

•	LogicLibrary, Inc.,

Description: Provider of software and services that help enterprises develop better software applications and integrate them faster. The company’s patent-pending technology provides software development organizations with comprehensive, intuitive tools for effectively and efficiently capturing, understanding, leveraging and managing their software development assets.

2004 Activity: Most notable among the company’s customer wins this year was the signing of a license to implement LogicLibrary program Logidex within IBM’s Software Development Group. In September, Logic Library announced its acquisition of BugScan, Inc., an affiliate of HBGary, LLC. BugScan’s breakthrough technology enables developers to easily conduct security scans on an application’s binaries without requiring the source code.

Investment: The Fund invested $2.0 million in LogicLibrary in January 2002 and invested an additional $0.7 million in August 2003. In May 2004, the Fund made a follow-on investment of $.7 million. Birchmere Ventures, Novak Biddle Venture Partners, and The Future Fund also invested in the company.

•	Monterey Design Systems, Inc.

Description: Developer of advanced physical design software solutions for the semiconductor industry. Leading semiconductor companies have adopted Monterey’s products to dramatically increase their design productivity.

2004 Activity: In the fourth quarter of 2004, the company entered into a strategic sale with one of the largest Electronic Design Automation (“EDA”) vendors in the industry, whereby Monterey will become part of the larger entity in providing EDA tools to semiconductor companies.

Investment: The Fund invested $3.0 million in the company in December 2001, and made a follow-on investment in the amount of $4.8 million in the company in June 2003. Other investors include Sevin Rosen Funds, US Venture Partners, Rho Capital Partners, Vertex Partners, Information Technology Ventures, and LSI Logic.

•	NanoOpto Corporation

Description: Designer and manufacturer of integrated optical components using nanotechnology manufacturing technology platforms. The company is replacing today’s discrete, costly, space-hungry bulk optics with a coherent family of functional optical building blocks called Modular Nano-Optics.

2004 Activity: The company is ramping up sales to meet the orders generated from large consumer electronics, cell phones and display manufacturers. The company recently hired a VP of Operations to help with building the firm’s manufacturing, testing and supply chain capabilities.

Investment: The Fund initially invested $2.0 million in NanoOpto in October 2001, and has followed on with two additional $0.2 million investments in March 2002 and September 2003. Four follow-on investments totaling $1 million were made in the 2004 fiscal year. Bessemer Venture Partners, Morgenthaler, and New Enterprise Associates are co-investors in NanoOpto.

•	OpVista, Inc.

Description: Develops, markets and manufactures Dense Wavelength Division Multiplexing (DWDM)-based optical networking equipment for deployment in long haul, regional metro networks carriers, and cable companies. OpVista’s ultra-DWDM products allow service providers to build flexible, scalable, and cost-effective networks while seamlessly integrating legacy networks. The company’s products are being successfully used by Time Warner cable.

2004 Activity: In 2004, the company was selected as a preferred vendor by one of the largest cable service providers and has won business with a number of divisions with other MSOs. Currently the focus is on building the manufacturing capabilities to deliver these orders by the end of the first quarter of 2005. The company has also expanded the management team, hiring a VP of Engineering and VP of Operations to grow the business to the next level.

Investment: The Fund invested $4.0 million in OpVista in July 2001 and subsequently, a follow-on investment in the amount of $2.5 million was made in September 2003. Sevin Rosen and Incubic are investors in OpVista.

•	Pilot Software, Inc.

Description: Developer and marketer of enterprise business performance management and business intelligence analytics software. Pilot currently has over 400 active customers including several Global 1000 companies such as United States Government GSA, Swiss Life, Nokia, and Noro Nordisk.

2004 Activity: The company launched a new product suite of performance management software (PilotWorks). Pilot also opened up two new channels in Europe, further enhancing their penetration outside of the United States.

Investment: The Fund’s initial investment of $3.0 in May 2002 was followed by a $1.0 million investment in April 2003. The Fund made three follow-on investments totaling $750,000 in 2004. Other investors include G51.

•	Silverback Systems, Inc.

Description: Provider of silicon and software solutions that enable IP-based storage area networks and data center systems.

2004 Activity: The company had a number of design wins with storage and networking vendors and is planning to increase revenues in 2005.

Investment: Initially, the Fund invested $1.4 million in Silverback in February 2002. Subsequent rounds of financing include a $1.5 million follow-on investment in March 2003, a $1.5 million follow-on investment in September 2003 and a $.3 million follow-on investment in April 2004. Other investors include J.P. Morgan Partners, Newbury Ventures, Pitango Venture Capital, and Gemini Israel Funds.

•	Tensys Medical, Inc.,

Description: Tensys Medical, Inc. designs, develops, manufactures, and markets a continuous, non-invasive arterial blood pressure management systems.

2004 Activity: Tensys is set to launch a second-generation product to provide real-time, beat-to-beat blood pressure in surgeries where, currently, a blood pressure cuff is used. This product will give the anesthesiologist better information about the patient’s status, thereby allowing the surgical team to more quickly respond to changes in patient condition—thus providing better surgical outcomes. We expect Tensys to launch this new product in the first quarter of 2005.

Investment: The Fund invested $5.0 million in Tensys in March 2002. A follow-on investment of $1.4 million was made in May 2004. Other investors include Crosspoint Venture Partners, Enterprise Partners, Versant Ventures, and Sofinnova Ventures.

•	Virtual Silicon Technology, Inc.

Description: Supplier of semiconductor intellectual property and process technology to manufacturers and designers of systems-on-chip. Virtual Silicon has licensed and delivered its Silicon Ready® library products to hundreds of customers including semiconductor manufacturers, foundries, ASSP designers, and systems developers.

2004 Activity: The company successfully expanded into low power management market segments and is receiving excellent customer feedback on their new product offerings. Sample customers include large consumer electronics, semiconductor and cell phone manufacturing companies.

Investment: The Fund invested $5.0 million in the company in December 2001. A follow-on investment in the amount of $.1 million was made in October 2004. Infinity Capital, Walden International, Gemini Investors, Pacific Venture Group, and SCP Private Equity Partners are also investors in Virtual Silicon.

INVESTMENTS HELD—PUBLIC

•	NetLogic Microsystems, Inc.

Description: Defines, designs, and markets highly differentiated data plane solutions that enable the global infrastructure of networking and optical communications to achieve the highest performance and functionality. NetLogic also provides multi-processor search interfaces and software drivers that accelerate design and development of leading-edge networking equipment.

2004 Activity: In July 2004, the company went public and is currently traded under the NASDAQ symbol NETL.

Investment: The Fund invested $5.0 million in August 2001 in NetLogic Microsystems. Sevin Rosen is a co-investor in NetLogic Microsystems. The Fund’s initial lockup expires in early January 2005.

•	Senomyx, Inc.

Description: Senomyx seeks to be the leader in discovering new and improved proprietary flavor and fragrance molecules for use in a wide range of consumer products. The Company has four strategic collaborations with Coca Cola, Nestle, Kraft Foods, and Campbell Soup.

2004 Activity: The company announced an exclusive five-year discovery and development collaboration with Nestle SA for the discovery and commercialization of novel favor ingredients in the coffee field. The company made several discoveries in the area of novel bitter taste modulators.

Investment: The Fund invested $1.5 million in Senomyx in November 2001. Other investors include Prospect Venture Partners, Rho Ventures, Merrill Lynch, Avalon Ventures, Domain Associates, and Bay City Capital. The Fund’s initial lockup expired on 12/18/04.

INVESTMENTS HELD— THIRD PARTY INVESTMENT FUNDS

•	Advanced Technology Ventures VII, L.P. (“ATV”) is a $700 million venture capital fund targeting varied-stage information technology, communications and life sciences companies. As of October 31, 2004, ATV has drawn 38% of the Fund’s $2.7 million capital commitment, and is being carried at a value of $0.7 million.

•	Burrill Life Sciences Capital Fund (“Burrill”) is a $200 million venture capital fund established to invest primarily in innovative, early-stage life science venture opportunities. As of October 31, 2004, Burrill has drawn 32% of the Fund’s $3 million capital commitment, and is being carried at a value of $0.8 million.

•	CHL Medical Partners II, L.P. (“CHL”) is a $125 million venture capital fund targeting start-up and early-stage medical technology and life sciences companies. As of October 31, 2004, CHL has drawn 34% of the Fund’s $2 million capital commitment, and is being carried at a value of $0.5 million.

•	CMEA Ventures VI, L.P. (“CMEA”) is a $100 million venture capital fund targeting both early life science and information technology companies. The Fund committed $3 million in September 2003. As of October 31, 2004, CMEA has drawn 5% of the Fund’s $3 million commitment, and is being carried at $0.1 million.

•	Morgenthaler Venture Partners VII, L.P. (“Morgenthaler”) is an $850 million venture capital fund targeting varied-stage information technology, communications, and health care companies. As of October 31, 2004, Morgenthaler has drawn 45% of the Fund’s $3 million capital commitment, and is being carried at a value of $1.1 million.

•	Prospect Venture Partners II, L.P. (“Prospect”) is a $500 million venture capital fund targeting varied-stage life sciences companies. As of October 31, 2004, Prospect has drawn 48% of the Fund’s $3 million capital commitment, and is being carried at a value of $1.3 million.

•	Sevin Rosen IX, L.P. (“Sevin Rosen”) is a top-tier early-stage venture capital firm, which closed a $305 million venture capital fund dedicated to early-stage technology investments. The Fund committed $3 million to Sevin Rosen; prior to year-end, the Fund contributed capital in the amount of $0.1 million and its investment is being carried at this amount.

•	Tallwood II, L.P. (“Tallwood”) is a $150 million venture capital fund established to invest in attractive early-stage growth companies possessing leading-edge technology in the semiconductor industry. As of October 31, 2004, Tallwood has drawn 25% of the Fund’s $3 million capital commitment, and is being carried at a value of $0.6 million.

•	Valhalla Partners, L.P. (“Valhalla”) is a $200 million venture capital fund established to invest in attractive early-stage venture capital investments in information technology companies in the Mid-Atlantic region. As of October 31, 2004, Valhalla has drawn 10% of the Fund’s $3 million capital commitment, and is being carried at a value of $0.2 million.

For additional information concerning the Company’s investments, see the financial statements beginning on page 13 of this report.

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

Employees

At October 31, 2004, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Investment Advisers pursuant to the Investment Agreements.

ITEM 2. PROPERTIES.

The Company does not own or lease any physical properties.

ITEM 3. LEGAL PROCEEDINGS.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company has an unlimited number of no par value units authorized. As of October 31, 2004, 295,210 units of membership interest were issued and outstanding. There is no established public trading market for the Company’s units of membership interest.

Holders

There were 256 holders of units of membership interest as of December 31, 2004.

Dividends and Distributions

Fiscal Year Ended October 31, 2004. There were no dividends or distributions paid during fiscal year 2004.

Fiscal Year Ended October 31, 2003. There were no dividends or distributions paid during fiscal year 2003.

For additional information concerning the payment of dividends, see “Significant Accounting Policies” in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6. SELECTED FINANCIAL DATA.

($ in 000’s except for per unit data)

Fiscal Year Ended	10/31/04	10/31/03	10/31/02	10/31/01
Financial Position
Investments in securities	$115,731	$119,500	$138,513	$139,676
Other Assets	1,258	3,744	1,063	8,527
Total Assets	116,989	123,244	139,576	148,203
Liabilities	910	786	1,081	1,782
Net Assets	116,079	122,458	138,495	146,421
Changes in Net Assets
Net investment income (loss)	(2,318)	(2,077)	(1,659)	831
Net gain (loss) on investments	(4,060)	(13,960)	(6,267)	(60)
Dividends	—	—	—	487
Per Unit Data
Net Assets	393.21	414.82	469.14	495.99
Dividends Paid	—	—	—	1.65

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

At October 31, 2004, the Company held $0 in cash and cash equivalents and $45,526,196 in short-term investments as compared to $3,738,154 in cash and cash equivalents and $53,514,005 in short-term investments at October 31, 2003. The decrease in cash and short-term investments from October 31, 2003 was due to new and follow-on investments in private companies as well as capital invested in private investment funds. The Company, during this period funded additional capital per its commitments to Advanced Technology Ventures VII, L.P., Burrill Life Sciences Capital Fund, CHL Medical Partners II, L.P., CMEA Ventures VI, L.P., Morgenthaler Partners VII, L.P., Prospect Venture Partners II, L.P., Tallwood II, L.P., and Valhalla Partners, L.P., each a private investment fund. The Company has committed capital to one additional private investment fund, Sevin Rosen Fund IX, L.P, during fiscal year ended October 31, 2004. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through October 31, 2004, has contributed $6,724,661 or 26.2% of the total capital committed to nine private investment funds.

During the fiscal year ended October 31, 2004, the Company participated in follow-on financing rounds for many of its private companies, including: i) Archemix Corporation Series A preferred for $685,714 and Series B preferred for $466,666, ii) Genoptix, Inc. Series B-2 preferred for $515,148 and Series 1-C preferred for $277,089, iii) Gyration, Inc. bridge note and warrants for $2,800,000, iv) NanoOpto Corporation Series B preferred for $1,048,655, v) Silverback Systems Series C preferred for $333,333, vi) Ethertronics Series B preferred for $1,000,000, vii) LogicLibrary Series A preferred for $704,225, viii) Pilot Software bridge note for $750,000, ix) Tensys Medical Series D preferred for $1,425,000, and x) Virtual Silicon bridge note for $88,738. The Company also funded one new private company investment in Chips & Systems for $3,500,000

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Results of Operations

Investment Income and Expenses

For the fiscal year ended October 31, 2004, the Company had investment income of $540,784, primarily from investments in short-term securities, and net operating expenses of $2,859,165, resulting in a net investment loss of ($2,318,381). For the fiscal year ended October 31, 2003, the Company had investment income of $844,930, primarily from investments in short-term securities, and net operating expenses of $2,922,068, resulting in a net investment loss of ($2,077,138) as compared to investment income of $1,742,304 and net operating expenses of $3,401,295, resulting in a net investment loss of ($1,658,991) for the fiscal year ended October 31, 2002. The decline in investment income is due to a decline in interest earned on short-term securities, as well as a decrease in the level of assets invested in short-term securities due to the Company’s investment in private companies and private investment funds. Net operating expenses decreased during fiscal 2004 compared to fiscal 2003 due to reduced management fees paid to the Investment Advisers. Net operating expenses decreased during fiscal 2003 compared to fiscal 2002 due to reduced management fees paid to the Investment Advisers, as well as a reduction in legal fees.

For the fiscal year ended October 31, 2004, the Investment Advisers earned $2,402,059 in management fees. For the fiscal year ended October 31, 2003, the Investment Advisers earned $2,530,840 in management fees, whereas for the year ended October 31, 2002, the Investment Advisers earned $2,881,830 in management fees. This decrease is a result of the fact that net assets for the periods of calculation of management fees during fiscal 2004 were lower than those for similar periods during the fiscal years ended October 31, 2003 and October 31, 2002. The Investment Advisers provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company. This fee is determined and payable quarterly.

Net Assets

The Company’s net assets were $116,079,433, or a net asset value per unit of $393.21, at October 31, 2004. This represents a decline of $6,378,420, or ($21.61) per unit, from net assets of $122,457,853, or $414.82 per unit, at October 31, 2003. This decline in net asset value per unit is comprised of a net investment loss totaling ($2,318,381), or ($7.85) per unit, and a net change in realized and unrealized depreciation on investments of ($4,060,039), or ($13.76) per unit. The net realized loss of ($2,555,211), or ($8.66) per unit, was attributable Gyration, Inc. and Ancile Pharmaceuticals. The net change in unrealized depreciation of ($1,504,828), or ($5.10) per unit, was principally the result of declines in the valuations of Monterey Design Systems and NetLogic Microsystems, Inc. (NASDAQ: NETL), offset by unrealized appreciation related to Ancile Pharmaceuticals, LightConnect, and Senomyx (NASDAQ: SNMX), as described below.

The Company’s net assets were $122,457,853, or a net asset value per unit of $414.82 at October 31, 2003, down ($54.32) per unit from the net assets of $138,495,015, or a net asset value per unit of $469.14, at October 31, 2002. This decline in net asset value per unit is comprised of a net investment loss totaling ($2,077,138), or ($7.04) per unit, and a net change in realized and unrealized depreciation on investments of ($13,960,024),or ($47.28) per unit, comprised of a $44 net realized gain on investments and a ($13,960,068) net change in unrealized depreciation of investments due to the Company’s write-off of Ancile Pharmaceuticals and MIDAS Vision Systems, as well as the write-downs of Genoptix, Monterey Design Systems and NanoOpto.

Realized and Unrealized Gains and Losses from Portfolio Investments

The realized loss for the fiscal year ended October 31, 2004 was principally the result of the conclusion of Ancile Pharmaceuticals’ general assignment for the benefit of creditors, where the assets of the business have been sold and its affairs wound up. The Company received no further distributions and accordingly reclassified $3,850,000 of unrealized depreciation to net realized loss on investments. This loss was offset by one of the Company’s investments, Gyration, Inc., which entered into a merger agreement. On August 19, 2004, the Company received proceeds totaling $6,948,069 as a cash consideration for its investment in Gyration, Inc. and expects to receive an additional $1,136,322 being held in escrow. In August, 2004, the Company recorded a realized gain on the transaction of $1,284,391.

The net change in unrealized depreciation for the fiscal year ended October 31, 2004 was principally the result of a decrease in the valuation of Monterey Design Systems, a private company investment, by ($4,800,000), a decrease in the value of NetLogic Microsystems, Inc. (NASDAQ: NETL) by ($3,293,078), a decrease in the valuation of OpVista, a private company investment, by ($1,500,000), and other net unrealized losses related to the Company’s investments totaling ($1,289,192). Offsetting the losses was the reclassification of $3,850,000 of unrealized depreciation to net realized loss on its investment in Ancile Pharmaceuticals. In addition, the Company recorded unrealized appreciation in the amount of $4,051,437 related to its investment in LightConnect and $1,476,005 related to Senomyx (NASDAQ: SNMX), a public company investment. The Company utilized a discount of 30% in the valuation of both of its public holdings as of October 31, 2004. The discount utilized reflects the inability of the Company to sell its shares due to contractual lock-up agreements in place after initial public offerings of common shares of both companies.

The realized gain of $44 for the fiscal year ended October 31, 2003 was principally the result of sales of short-term securities. The net change in unrealized depreciation of ($13,960,068) for the fiscal year ended October 31,

2003 is due to the write-off of Ancile Pharmaceuticals and MIDAS Vision Systems, together totaling ($8,904,960). The Company also recorded write-downs of Genoptix, Monterey Design Systems and NanoOpto, all private company investments, during the fiscal year ended October 31, 2003. The Company’s $3,850,000 million investment in Ancile Pharmaceuticals was written off as the company is currently conducting an orderly liquidation of its assets through a voluntary General Assignment for the Benefit of Creditors. The Company also wrote off its $5,054,960 million investment in MIDAS Vision Systems due impaired performance and prospects for the company. Genoptix, Monterey Design Systems and NanoOpto were each written down as well. These write-downs were due to financing events which effectively reduced the valuation of the Company’s investment.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 56.5% of the Company’s net assets. For the private investments held at October 31, 2004, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $3.5 million decrease in net asset value from October 31, 2003.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 56.5% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of two public companies, NetLogic Microsystems, Inc. (NASDAQ: NETL), and Senomyx, Inc. (NASDAQ: SNMX). During the fiscal year ended October 31, 2004, both of these companies successfully completed public offerings of their common stock. At October 31, 2004, these publicly traded equity securities were valued at $4,682,927, and a 30% discount to the closing market price at that date, representing 4.0% of the Company’s net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $468,293. At October 31, 2003, the Company held no publicly traded equity securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Portfolios of Investments at October 31, 2004 and October 31, 2003

Statements of Assets and Liabilities at October 31, 2004, and October 31, 2003

Statements of Operations for the years ended October 31, 2004, October 31, 2003 and October 31, 2002

Statements of Changes in Net Assets for the years ended October 31, 2004, October 31, 2003 and October 31, 2002

Statements of Cash Flows for the years ended October 31, 2004, October 31, 2003 and October 31, 2002

Financial Highlights for the years ended October 31, 2004, October 31, 2003, October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of

Excelsior Venture Partners III, LLC

We have audited the accompanying statement of assets and liabilities of Excelsior Venture Partners III, LLC (which was formerly known as Excelsior Private Equity Fund III, LLC, the “Fund”), including the portfolio of investments, as of October 31, 2004 and 2003, and the related statements of operations, cash flows, changes in net assets and financial highlights for each of the years then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The statements of operations, changes in net assets and cash flows for the year ended October 31, 2002 and the financial highlights for the year ended October 31, 2002 and for the period April 5, 2001 (commencement of operations) to October 31, 2002 were audited by other auditors whose report, dated December 17, 2002, expressed an unqualified opinion on such statements and financial highlights.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our procedures included confirmation of securities owned as of October 31, 2004 and 2003, with the custodian and the management of the private investment funds; where responses were not received for the private investment funds, we performed other auditing procedures. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(A), the financial statements include investment securities valued at $65,522,013 and $65,986,308 as of October 31, 2004 and 2003, respectively, representing 56.45% and 53.90%, respectively, of net assets, whose values have been estimated by the Investment Advisor, under the supervision of the Board of Managers, in the absence of readily ascertainable market values. We have reviewed the procedures used by the Investment Advisor in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of valuation, the Investment Advisor’s estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC as of October 31, 2004 and 2003, the results of its operations, its cash flows, changes in its net assets and the financial highlights for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

New York, New York December 28, 2004

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004

Principal Amount/Shares		Acquisition Date	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 38.03%
$3,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$2,999,854
3,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		2,999,702
4,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		3,999,611
6,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.715%, 11/02/04		5,999,428
3,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		2,999,560
3,000,000	Du Pont Commercial Paper 1.75%, 11/03/04		2,999,563
9,900,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		9,898,130
3,750,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		3,748,198
8,500,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		8,495,939

	TOTAL MONEY MARKET INSTRUMENTS (Cost $44,139,985)		44,139,985

	PUBLIC COMPANIES **, # — 4.03% Common Stocks — 4.03% Consumer Products — 2.56%
428,572	Senomyx, Inc.	06/04	2,976,005

	Semiconductor — 1.47%
384,615	Netlogic Microsystems Inc.	07/04	1,706,922

	TOTAL PUBLIC COMPANIES (Cost $6,500,000)		4,682,927

	PRIVATE COMPANIES **, #, @ — 51.75% Common Stocks — 0.00% Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

	Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,750,000)		—

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 - (continued)

Shares		Acquisition Date	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued) Preferred Stocks — 51.03% Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	$—

	Enterprise Software — 9.83%
19,995,000	***Datanautics, Inc., Series A Preferred	01/04	4,000,000
7,454,720	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04	3,408,450
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			11,408,450

	Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	07/01	—

	Life Sciences — 7.10%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
1,403,696	Genoptix, Inc., Series B-2	07/03, 09/03, 12/03	1,250,000
310,290	Genoptix, Inc., Series C	08/04	277,089

			8,247,254

	Medical Technology — 5.54%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000

			6,425,000

	Optical — 10.90%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	—
3,023,399	NanoOpto Corporation, Series B	09/03,11/03,01/04,07/04	1,655,118
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

			12,647,118

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 — (continued)

Principal Amount/Shares / Percent Owned		Acquisition Date	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued) Preferred Stocks — (continued) Semiconductor — 11.93%
7,000,000	Chips & Systems, Inc., Series A	03/04	$3,500,000
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	600,000
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,052
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			13,848,948

	Wireless — 5.73%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000

	TOTAL PREFERRED STOCKS (Cost $69,300,611)		59,226,770

	Notes — 0.72% Enterprise Software — 0.65%
$750,000	***Pilot Software Inc., Bridge Note, 9%, 04/22/05	08/04 & 09/04, 10/04	750,000
	Semiconductor — 0.07%
$88,738	Virtual Silicon Technology, Inc., Bridge Note, 6%, 04/22/05	10/04	88,738

	TOTAL NOTES (Cost $838,738)		838,738

	Warrants — 0.00%
	Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $78,889,349)		60,065,508

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 — (continued)

Percent Owned		Acquisition Date	Value (Note 1)
	PRIVATE INVESTMENT FUNDS **, # — 4.70%
0.40%	Advanced Technology Ventures VII, L.P.	08/01-04/04	$715,058
1.44%	Burrill Life Sciences Capital Fund	12/02-08/04	829,098
1.35%	CHL Medical Partners II, L.P.	01/02-02/04	482,377
1.04%	CMEA Ventures, L.P.	12/03-04/04	121,020
0.36%	Morgenthaler Partners VII, L.P.	07/01-07/04	1,076,400
0.58%	Prospect Venture Partners II, L.P.	06/01-09/04	1,325,462
0.90%	Sevin Rosen Fund VI, L.P.	10/04	90,000
2.36%	Tallwood II, L.P.	12/02-09/04	597,891
1.70%	Valhalla Partners, L.P.	10/03-09/04	219,199

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $6,614,318)		5,456,505

Shares
	INVESTMENT COMPANIES — 1.19%
1,386,211	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,386,211)	1,386,211

	TOTAL INVESTMENTS (Cost $137,529,863) — 99.70%	115,731,136
	OTHER ASSETS & LIABILITIES (NET) — 0.30%	348,297

	NET ASSETS — 100.00%	$116,079,433

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2004. Total cost of restricted securities at October 31, 2004 aggregated $92,003,667. Total value of restricted securities owned at October 31, 2004 was $70,204,940 or 60.48% of net assets.
#	Non-income producing securities.
@	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2004 was $51,315,508.
***	At October 31, 2004, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2004 was $8,750,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2003

Principa Amount/Shares		Acquisition Date ##	Value (Note 1)
AGENCY OBLIGATIONS — 43.27%
$53,000,000	Federal Home Loan Bank Discount Notes 0.95%, 11/05/03 (Cost $52,994,406)		$52,994,406

PRIVATE COMPANIES **, #, @ — 51.37%
Common Stocks — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,749,999)		—

Preferred Stocks — 48.10%
Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Consumer Electronics — 3.27%
1,523,810	Gyration, Inc., Series C-2	03/03	4,000,000

Consumer Products — 1.22%
517,260	Senomyx, Inc., Series E	11/01	1,500,000

Enterprise Software — 5.48%
5,914,488	LogicLibrary, Inc., Series A	01/02 & 08/03	2,704,226
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			6,704,226

Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	7/01	—

Life Sciences — 5.15%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
2,419,355	Ancile Pharmaceuticals, Inc., Series D	11/01	—
1,314,285	Archemix Corporation, Inc., Series A	08/02 & 01/03	1,314,285
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
826,823	Genoptix, Inc., Series B-2	07/03 & 09/03	734,851

			6,302,636

Medical Technology — 4.08%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000

Optical — 8.11%
4,330,504	LightConnect, Inc., Series B	07/01	948,562
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01& 3/02	604,259
558,295	NanoOpto Corporation, Series B	09/03	888,244
5,333,333	OpVista, Inc., Series B	07/01	1,500,000
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

			9,933,065

Semiconductor — 16.18%
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	5,400,000
1,538,461	NetLogic Microsystems, Inc., Series D	08/01	5,000,000
1,105,949	Silverback Systems, Inc., Series B-1	02/02	450,051
30,927,835	Silverback Systems, Inc., Series C	03/03 & 09/03	3,965,564
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			19,815,615

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2003— (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
Wireless — 4.61%
3,766,666	Ethertronics, Inc., Series B	06/01, 09/02, 07/03	5,650,000

	TOTAL PREFERRED STOCKS (Cost $68,844,780)		58,905,542

Notes — 3.27%
Enterprise Software — 3.27%
$4,000,000	***Datanautics, Inc., Convertible Promissory Note 3%, 1/31/2004@	08/03 & 09/03	$4,000,000

Life Sciences—0.00%
$600,000	Ancile Pharmaceuticals, Inc., Bridge Note 6%, 2/22/2003	10/02	—
$250,000	Ancile Pharmaceuticals, Inc., Bridge Note 6%, 5/10/2003	01/03	—

			—
	TOTAL NOTES (Cost $4,850,000)		4,000,000

Warrants — 0.00%
Life Sciences—0.00%
2	Ancile Pharmaceuticals, Inc.	10/02 & 01/03	—

Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $82,444,779)		62,905,542

PRIVATE INVESTMENT FUNDS **, # — 2.52%
0.40%	Advanced Technology Ventures VII, L.P.	08/01-05/03	490,904
1.48%	Burrill Life Sciences Capital Fund	12/02	213,442
1.35%	CHL Medical Partners II, L.P.	01/02-07/03	410,529
0.36%	Morgenthaler Partners VII, L.P.	07/01-09/03	740,727
0.60%	Prospect Venture Partners II, L.P.	06/01-09/03	761,700
2.36%	Tallwood II, L.P.	12/02-10/03	343,464
2.79%	Valhalla Partners II, L.P.	10/03	120,000

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $3,835,428)		3,080,766

INVESTMENT COMPANIES — 0.42%
519,599	Dreyfus Government Cash Management Fund Institutional Shares (Cost $519,599)		519,599

TOTAL INVESTMENTS (Cost $139,794,212)—97.58%			119,500,313
OTHER ASSETS & LIABILITIES (NET)—2.42%			2,957,540

NET ASSETS—100.00%			$122,457,853

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2003. Total cost of restricted securities at October 31, 2003 aggregated $86,280,207. Total value of restricted securities owned at October 31, 2003 was $65,986,308 or 53.88% of net assets.
#	Non-income producing securities.
##	Required disclosure for restricted securities only.
@	At October 31, 2003, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2003 was $62,905,542.
***	At October 31, 2003, the Company owned 25% or more of the company’s outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2003 was $8,000,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	October 31,
	2004	2003
ASSETS:
Unaffiliated Issuers at value (Cost $52,140,514 and $57,349,433, respectively)	$55,665,628	$56,594,771
Controlled Affiliated Issuers at value (Cost $8,750,000 and $8,000,000, respectively)	8,750,000	8,000,000
Non Controlled Affiliated Issuers at value (Cost $76,639,349 and $74,444,779, respectively)	51,315,508	54,905,542

Investments, at value (Cost $137,529,863 and $139,794,212, respectively) (Note 1)	115,731,136	119,500,313

Cash and cash equivalents	—	3,738,154
Distributions receivable	1,142,510	—
Receivable from affiliate (Note 10)	99,275	—
Interest receivable	10,575	407
Other receivables	1,945	1,945
Prepaid insurance.	3,791	2,992

Total Assets	116,989,232	123,243,811

LIABILITIES:
Management fees payable (Note 2)	583,569	617,322
Professional fees payable	184,559	66,298
Board of Managers’ fees payable (Note 2)	68,000	60,000
Administration fees payable (Note 2)	50,936	25,625
Other payables	22,735	16,713

Total Liabilities	909,799	785,958

NET ASSETS	$116,079,433	$122,457,853

NET ASSETS consist of:
Paid-in capital	$137,878,160	$142,751,752
Unrealized (depreciation) on investments	(21,798,737)	(20,293,899)

Total Net Assets	$116,079,433	$122,457,853

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$393.21	$414.82

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations

	Year Ended October 31, 2004	Year Ended October 31, 2003	Year Ended October 31, 2002
INVESTMENT INCOME:
Interest income	$526,051	$833,408	$1,645,829
Dividend income	14,733	11,522	96,475

Total Income	540,784	844,930	1,742,304

EXPENSES:
Management fees (Note 2)	2,402,059	2,530,840	2,881,830
Professional fees	231,291	77,463	287,000
Administration fees (Note 2)	139,525	147,498	160,473
Board of Managers’ fees (Note 2)	68,000	60,000	83,000
Insurance	79,607	68,833	52,894
Custodian fees	21,948	21,366	18,652
Miscellaneous fees	16,010	16,068	11,326

Total Expenses	2,958,440	2,922,068	3,495,175
Organization expense reversal (Note 4)	—	—	(93,880)
Less expense reimbursed by affiliate (Note 10)	(99,275)	—	—

Net Expenses	2,859,165	2,922,068	3,401,295

NET INVESTMENT (LOSS)	(2,318,381)	(2,077,138)	(1,658,991)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on investments	(2,555,211)	44	764
Net change in (depreciation) on investments	(1,504,828)	(13,960,068)	(6,267,536)

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(4,060,039)	(13,960,024)	(6,266,772)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(6,378,420)	$(16,037,162)	$(7,925,763)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets

	Year Ended October 31, 2004	Year Ended October 31, 2003	Year Ended October 31, 2002
OPERATIONS:
Net investment income (loss)	$(2,318,381)	$(2,077,138)	$(1,658,991)
Net realized (loss)/gain on investments	(2,555,211)	44	764
Net change in unrealized (depreciation) on investments	(1,504,828)	(13,960,068)	(6,267,536)

Net increase (decrease) in net assets resulting from operations.	(6,378,420)	(16,037,162)	(7,925,763)

Net Increase (Decrease) in Net Assets	(6,378,420)	(16,037,162)	(7,925,763)

NET ASSETS:
Beginning of period	122,457,853	138,495,015	146,420,778

End of period	$116,079,433	$122,457,853	$138,495,015

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows

	Year Ended October 31, 2004	Year Ended October 31, 2003	Year Ended October 31, 2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(6,378,420)	$(16,037,162)	$(7,925,763)
Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) / provided by operating activities:
Net change in unrealized depreciation on investments	1,504,828	13,960,068	6,267,536
Purchase of investments	(16,483,800)	(25,204,380)	(36,110,398)
Sale of Investments	8,205,129	—	—
Realized Loss on Sale of Investment	2,555,211	—	—
Change in short-term investments	7,987,809	30,256,603	31,006,753
Decrease (increase) in receivable from affiliate	(99,275)	—	—
Decrease (increase) in receivable due from distributor	(1,142,510)	—	50,000
Decrease (increase) in interest receivable	(10,168)	1,526	(1,933)
Decrease (increase) in other receivable	—	994,345	(996,290)
Decrease (increase) in prepaid insurance	(799)	61,791	(21,713)
Increase (decrease) in management fee payable	(33,753)	(79,705)	(680,232)
Increase (decrease) in Board of Managers’ fees payable	8,000	—	15,000
Increase (decrease) in expenses payable	149,594	(214,932)	(36,082)

Net cash (used in) / provided by operating activities	(3,738,154)	3,738,154	(8,433,122)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net cash provided by financing activities	—	—	—

Net change in cash	(3,738,154)	3,738,154	(8,433,122)

Cash at beginning of period	3,738,154	—	8,433,122

Cash at end of period	$—	$3,738,154	$—

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights — Selected Per Unit Data and Ratios

Per Unit Operating Performance:(1)

	Year Ended October 31, 2004		Year Ended October 31, 2003	Year Ended October 31, 2002		April 5, 2001 (Commencement of Operations) to October 31, 2001
NET ASSET VALUE, BEGINNING OF PERIOD	$414.82		$469.14	$495.99		$500.00

Deduction of offering cost from contributions	—		—	—		(4.97)

INCOME FROM INVESTMENT OPERATIONS:

Net investment income (loss)	(7.85)		(7.04)	(5.62)		2.81

Net realized and unrealized (loss) on investment transactions	(13.76)		(47.28)	(21.23)		(0.20)

Total from investment operations	(21.61)		(54.32)	(26.85)		2.61

DISTRIBUTIONS

Net investment income	—		—	—		(1.65)

Total Distributions	—		—	—		(1.65)

NET ASSET VALUE, END OF PERIOD	$393.21		$414.82	$469.14		$495.99

TOTAL NET ASSET VALUE RETURN(5)	(5.21)%		(11.58)%	(5.41)%		(0.41	)%(3)

RATIOS AND SUPPLEMENTAL DATA:

Net Assets, End of Period (000’s)	$116,079		$122,458	$138,495		$146,421

Ratios to Average Net Assets:

Gross Expenses	2.45%		2.27%	2.43%		1.35	%(2)

Net Expenses	2.37	%(6)	2.27%	2.36	%(4)	1.32	%(2)

Net Investment Income (Loss)	(1.92)%		(1.61)%	(1.15)%		0.58	%(2)

Portfolio Turnover Rate	11%		0%	0%		0%

(1)	Selected data for a unit of membership interest outstanding through each period.
(2)	Annualized.
(3)	Not annualized. Percentage includes the impact of the deduction of offering costs from contributions.
(4)	Net of organization expense reversal.
(5)	Total investment return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore market value total investment return is not calculated.
(6)	Net of reimbursement from affiliate. See Note 10.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

October 31, 2004

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

Costs incurred in connection with the initial offering of units totaled $1,468,218. Each member’s pro rata share of these costs was deducted from his, her or its initial capital contribution.

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

At October 31, 2004 and October 31, 2003, market quotations were not readily available for the Company’s portfolio of securities valued at $65,522,013 or 56.45% of net assets and 65,986,308 or 53.90% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2004, the Company has not received information to determine the tax cost of the Private Investment Funds as of October 31, 2004. At December 31, 2003, the Private Investment Funds had a cost basis for tax purposes of $3,442,444. Based on values of the Private Investment Funds as of October 31, 2004, and after adjustment for purchases and sales between December 31, 2003 and October 31, 2004, this results in net unrealized depreciation at December 31, 2004 for tax purposes on the Private Investment Funds of $456,901, consisting of gross appreciation of $97,676 and gross depreciation of $554,577. The cost basis for federal tax purposes of the Company’s other investments is $130,915,545, and those investments had net depreciation on a tax basis at October 31, 2004 of $20,640,914, consisting of gross appreciation of $8,311,832 and gross depreciation of $28,952,746. After adjusting the October 31, 2003, cost for $360,320 of net contributions to Private Investment Funds made during November and December of 2003, the Private Investment Funds had a cost basis for tax purposes at December 31, 2003, of $3,442,444. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2003, is $135,958,784, and those investments had net depreciation on a tax basis at October 31, 2003 of $19,539,237, consisting of gross appreciation of $6,506,176 and gross depreciation of $26,045,413.

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

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Advisory Agreement (the “Agreement”), U.S. Trust Company served during the reporting period as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s average quarterly net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to June 1, 2003, and pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company, N.A. served as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser. As of October 31, 2004, and 2003, $583,569 and $617,322 were respectively payable to the Investment Adviser.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company’s cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current net unrealized capital depreciation on all of the Company’s investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year. As of, and for the years ended, October 31, 2004, 2003 and 2002 there was no Incentive Carried interest earned by the Investment Adviser.

U.S. Trust NY is a New York state-chartered bank and trust company and a member of the Federal Reserve System. Effective June 1, 2003, U.S. Trust Company merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. has assumed the duties and obligations of U.S. Trust Company under the Agreement. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, serves as Investment Adviser to the Company with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division, serving as a sub-investment adviser. The merger has no impact on the management or operations of the investment advisory functions performed for the Company, and does not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”).

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC Inc. (“PFPC”), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $15,000 for taxation services and (iii) reimburses PFPC for out-of-pocket expenses. Administration fees for the year ended October 31, 2004 amounted to $139,525, of which $50,936 was payable at October 31, 2004. Administration fees for the year ended October 31, 2003 amounted to $147,498, of which $25.625 was payable at October 31, 2003. Administration fees for the year ended October 31, 2002 amounted to $160,473.

Charles Schwab & Co., Inc. (the “Distributor”), the principal subsidiary of Schwab, serves as the Company’s distributor for the offering of units. The Investment Adviser paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in the offering. The Investment Adviser or an affiliate will pay the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from the offering. The Investment Adviser paid the Distributor $732 in fees for the year ended October 31, 2004, $772 for the year ended October 31, 2003 and $873 for the year ended October 31, 2002.

Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended and is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S.

Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company. For the year ended October 31, 2004, the Board of Managers’ fees totaled $68,000, all of which was still payable at October 31, 2004. For the year ended October 31, 2003, the Board of Managers’ fees totaled $60,000, all of which was still payable at October 31, 2003. For the year ended October 31, 2002, the Board of Managers’ fees totaled $83,000.

As of October 31, 2004, and 2003 Excelsior Venture Investors III, LLC had an investment in the Company of $73,691,035 and 77,740,266 respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

See Note 9 – Subsequent Events.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company had $16,483,800, $25,204,380, $36,110,398 in purchases and $8,205,129, $0, $0 in sales of securities for the periods ending October 31, 2004, October 31, 2003 and October 31, 2002 respectively.

Note 4 — Organization Fees

The Company originally estimated organization fees totaling $154,976, which were expensed in the fiscal period ended October 31, 2001. As a result of the Company’s final closing held on May 11, 2001, the Company was reimbursed for $50,000 in organizational expenses from the Distributor during 2002. Certain anticipated organizational expenses totaling $93,880 were ultimately not incurred. As a result, the Company reversed $93,880 of organizational expense in 2002, as reflected in the Statement of Operations.

Note 5 — Commitments

As of October 31, 2004, the Company had outstanding investment commitments totaling $18,975,339.

Note 6 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividend income from affiliated companies during the year ended October 31, 2004 and October 31, 2003. Transactions with companies, which are or were affiliates were as follows:

				For the Year Ended October 31, 2004
Name of Investment	Shares/Principal Amount Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2004	October 31, 2004 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$—	$—	$—	$—	20,000,000	$4,000,000
Pilot Software Inc., Bridge Note, 9%	—	—	750,000	—	9,062	—	750,000	750,000
Datanautics Inc., Series A Preferred	—	—	4,000,000		—	—	19,995,000	4,000,000
Datanautics, Inc., Promissory Note 3%	4,000,000	4,000,000	—	(4,000,000)	—	—	—	—

Total Controlled Affiliates		$8,000,000	$4,750,000	$(4,000,000)	$9,062	$—		$8,750,000

				For the Year Ended October 31, 2004
Name of Investment	Shares/Principal Amount Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2004	October 31, 2004 Value (Note 1)
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	$647,948	$3,000,000	$—	$—	$—	$—	647,948	$3,000,000
Ancile Pharmaceuticals, Inc. Series D Preferred	2,419,355	—	—	—	—	(3,000,000)	—	—
Ancile Pharmaceuticals, Inc. Bridge Note 6%	850,000	—	—	—	—	(850,000)	—	—
Ancile Pharmaceuticals, Inc. Warrants	2	—	—	—	—	—	—	—
Archemix Corporation, Series A Preferred	1,314,285	1,314,285	685,714	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	—	—	466,666	—	—	—	466,666	466,666
Cenquest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc., Series A Preferred	—	—	3,500,000	—	—	—	7,000,000	3,500,000
Ethertronics Inc., Series B Preferred	3,766,666	5,650,000	1,000,000	—	—	—	4,433,333	6,650,000
Ethertronics Inc., Warrants	281,667	—	—	—	—	—	281,667	—
Genoptix, Inc., Series B-1 Preferred	942,481	1,253,500	—	—	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	826,823	734,851	515,148	—	—	—	1,403,696	1,250,000
Genoptix, Inc., Series C Preferred	—	—	277,089	—	—	—	310,290	277,089
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Gyration, Inc., Series C-2 Preferred	1,523,810	4,000,000		(5,290,579)	—	1,290,579	—	—
Gyration, Inc., Bridge Note 12%	—	—	2,797,200	(2,797,200)	6,658	—	—	—
Gyration, Inc., Warrant	—	—	2,800	(2,800)	—	—	—	—
LightConnect, Inc., Series B Preferred	4,330,504	948,563	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	5,914,488	2,704,226	704,225	—	—	—	7,454,720	3,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	5,400,000	—	—	—	—	3,333,333	600,000
NanoOpto Corp., Series A-1 Preferred	956,234	604,259	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	558,295	888,244	1,048,656	—	—	—	3,023,399	1,655,118
NetLogic Microsystems, Inc., Series D Preferred	1,538,461	5,000,000	—	(5,000,000)	—	—	—	—
NetLogic Microsystems, Inc., Common Stock	—	—	5,000,000	—	—	—	384,615	1,706,922
OpVista, Inc., Series B Preferred	5,333,333	1,500,000	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	71	—	12,671,059	5,000,000
Senomyx, Inc., Series E Preferred	517,260	1,500,000	—	(1,500,000)	—	—	—	—
Senomyx, Inc., Common Stock	—	—	1,500,000	—	—	—	428,572	2,976,005
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,052	—	—	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	30,927,835	3,965,564	333,333	—	—	—	34,364,257	4,298,896
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	—	—	1,425,000	—	—	—	1,187,500	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	5,000,000
Virtual Silicon Technology, Inc., Bridge Note	—	—	88,738	—	—	—	88,738	88,738

Total Non Controlled Affiliates		$54,905,543	$19,344,569	$14,590,579	$6,729	$(2,559,421)		$55,998,434

Note 7 — Pending Litigation

The Investment Adviser was contacted in September, 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The Investment Adviser has been providing full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously by the Investment Adviser and its affiliates, with respect to the Investment Adviser, these investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of certain mutual funds managed by the Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Investment Adviser, and certain of its affiliates, has also been named in five class action lawsuits which allege that the Investment Adviser, certain of its affiliates, and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Investment Adviser. The Investment Adviser and certain affiliates have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information, the Investment Adviser believes that the pending Investigations and private lawsuits are not likely to materially affect the Investment Adviser’s ability to provide investment management services to the Company. The Company is not a subject of the Investigations nor party to the lawsuits described above.

Note 8 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 9 — Contingent Liabilities

The Company has entered into an agreement with Pilot Software Inc. (“Pilot”), a controlled affiliate of the Company, in which the Company agreed to lend up to $1,000,000 to Pilot. During the year ended October 31, 2004, the Company loaned $750,000 to Pilot. At October 31, 2004, the Company is obligated to loan the remaining $250,000 to Pilot. The loan has an interest rate of 9% and matures on April 22, 2005. At October 31, 2004, the fund had interest receivable on the loan in the amount of $9,062.

Note 10 - Subsequent Events

On November 23, 2004, the Company engaged Deloitte & Touche, LLP (“D&T”) as the Company’s independent public accountants for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Adviser.

On December 16, 2004, Charles Schwab Corporation (“Schwab”) entered into an agreement with the Company and other funds managed by the Adviser whereby Schwab will fund a reserve account to be held by the Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of E&Y. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

As a result of the agreement with Schwab, the Company has recorded a reimbursement amount of $99,275 in the Statement of Operations for the year ended October 31, 2004 as a reduction of expenses. This $99,275 amount reflects the reimbursement of certain expenses recorded in the Statement of Operations for the year ended October 31, 2004 which relate to termination of E&Y costs paid and accrued. These costs include legal fees, audit fees (related to re-audit by D&T), and Board of Managers’ fees and expenses of $14,000, $77,275, and $8,000, respectively.

In November of 2004, the Company purchased Series D Preferred shares of Opvista, Inc. for $1,058,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been a change in the Company’s independent public accountants (see Note 10 to the financial statements), however there were no disagreements or reportable events.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2004 (the end of the period covered by this report), the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e))and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, nor were there any significant deficiencies or material weaknesses in the Company’s internal controls over financial reporting. Accordingly, no corrective actions were required or undertaken.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Managers and Officers

Set forth below are names, ages, positions and certain other information concerning the current managers and executive officers of the Company as of October 31, 2004.

Name and Age	Position	Served in Present Capacity Since	Principal Occupation During Past 5 Years and Other Affiliations
Douglas A. Lindgren, 43	Chief Executive Officer	July 20, 2000	Mr. Lindgren is a Managing Director of U.S. Trust Company. Mr. Lindgren also serves as Co-Chief Executive Officer of Excelsior Private Equity Fund II, Inc. and Excelsior Venture Investors III, LLC, Manager of Excelsior Directional Hedge Fund of Funds, LLC, and Chairman of the Board of Excelsior Buyout Investors, LLC and Excelsior Absolute Return Fund of Funds, LLC.

Robert Aufenanger, 51	Treasurer	June 3, 2003

Mr. Aufenanger is a Senior Vice President of U.S. Trust Company, N.A.

Prior to joining U.S. Trust in April 2003, Mr. Aufenanger worked as a consultant to various clients in the fund industry and prior to this was Chief Financial Officer for Icon Holdings Corp. Mr. Aufenanger also serves as Treasurer of Excelsior Private Equity Fund II, Inc. and Excelsior Venture Investors III, LLC, and Chief Financial Officer of Excelsior Directional Hedge Fund of Funds, LLC, Excelsior Buyout Investors, LLC, and Excelsior Absolute Return Fund of Funds, LLC.

Lee A. Gardella, 37	Vice President	July 20, 2000	Mr. Gardella is a Senior Vice President of U.S. Trust Company, N.A. Mr. Gardella also serves as Vice President of Excelsior Private Equity Fund II, Inc., Excelsior Venture Investors III, LLC, and Excelsior Absolute Return Fund of Funds, LLC.

Cynthia Englert, 40	Chief Administrative Officer and Secretary	September 19, 2001	Ms. Englert is a Vice President of U.S. Trust Company, N.A. Prior to joining U.S. Trust in August 2001, Ms. Englert held positions in finance at Whitney & Co. and Greenwich Capital Markets, Inc. Ms. Englert also serves as Chief Administrative Officer and Secretary of Excelsior Private Equity Fund II, Inc. and Excelsior Venture Investors III, LLC, and Secretary of Excelsior Buyout Investors, LLC and Excelsior Absolute Return Fund of Funds, LLC.

Raghav V. Nandagopal, 42	Vice President	September 19, 2001	Mr. Nandagopal is a Senior Vice President of U.S. Trust Company, N.A. in the Alternative Investments Division. Prior to joining U.S. Trust in February 2001, Mr. Nandagopal held positions at McKinsey & Company and AT&T Capital. Mr. Nandagopal also serves as Vice President of Excelsior Venture Investors III, LLC.

Sharon Davison, 50	Chief Compliance Officer	October 1, 2004	Ms. Davison is Director of Securities & Corporate Compliance, U.S. Trust Co; prior to U.S. Trust, Ms. Davison served as Director of Special Investigations at the New York Stock Exchange and as Senior Counsel in the Division of Market Surveillance at the New York Stock Exchange

John C. Hover II, 61	Chairman of the Board and Manager	May 26, 2000	Mr. Hover was an Executive Vice President of U.S. Trust Company (retired since 1998). Mr. Hover also serves as chairman of the board of directors or managers of Excelsior Private Equity Fund II, Inc. and Excelsior Venture Investors III, LLC, and serves on the board of directors of Tweedy, Brown Fund, Inc.

Gene M. Bernstein, 57	Manager, Member of the Audit and Valuation Committees	May 26, 2000	Mr. Bernstein is Director of NIC Holding Corp; Dean of the Skodneck Business Development Center at Hofstra University from 2000-2001; prior to this Mr. Bernstein was President and Vice Chairman at Northville Industries, a petroleum marketing, distribution, trading and storage company and wholly-owned subsidiary of NIC Holding Corp. Mr. Bernstein also serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC.

Stephen V. Murphy, 59	Manager, Member of the Audit and Valuation Committees	May 26, 2000	Mr. Murphy is President of S.V. Murphy & Co., an investment banking firm. Mr. Murphy also serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC.

Victor F. Imbimbo, Jr., 52	Manager, Member of the Audit and Valuation Committees	May 26, 2000	Since October 2002, Mr. Imbimbo has been head of healthcare marketing in the United States for TBWA, a global marketing agency. Prior to this, he was with Bedrock Communications, Inc., a consulting company addressing the merger of traditional and digital communications solutions. Mr. Imbimbo also serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC.

Audit Committee Financial Expert

Mr. Murphy is the audit committee financial expert as defined by SEC rules and is “independent,” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

As of the end of the period, October 31, 2004, the Company has adopted a code of ethics, which complies with the criteria provided in SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is incorporated herein by reference in Item 15 of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company’s managers and executive officers and any persons holding more than 10% of the Company’s outstanding units are required to report their ownership of units and any changes in the ownership of the Company’s units to the Company and the Securities and Exchange Commission. To the best of the Company’s knowledge, the Company’s managers and executive officers have satisfied these filings.

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

The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2004.

Name of Person/Position	Aggregate Compensation From The Company	Total Compensation From the Company And Fund Complex * Paid to Managers
John C. Hover II Manager	$19,000	$40,750	(4 Funds)

Gene M. Bernstein Manager	$19,000	$62,000	(5 Funds)

Stephen V. Murphy Manager	$19,000	$62,000	(5 Funds)

Victor F. Imbimbo, Jr. Manager	$17,000	$58,000	(5 Funds)

*	The “Fund Complex” consists of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company.

ITEM  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of October 31, 2004, certain beneficial owners, the directors, the chief executive officer and the directors and executive officers as a group held of record the following shares. Except as set forth below, to the Company’s knowledge and based solely on a review of Forms 13D and 13G filed with the Securities and Exchange Commission (or the lack of such filings, as the case may be), no other person beneficially owned more than 5% of the Company’s shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units of membership Interest	Excelsior Venture Investors III, LLC 225 High Ridge Road Stamford, CT 06905	187,409 units	63.5%

Units of membership Interest	John C. Hover II c/o United States Trust Company of New York, 114 West 47th Street, New York, NY 10036 1532.	200 units	*

Units of membership Interest	Gene M. Bernstein c/o United States Trust Company of New York, 114 West 47th Street, New York, NY 10036 1532.	300 units	*

Units of membership Interest	Stephen V. Murphy c/o United States Trust Company of New York, 114 West 47th Street, New York, NY 10036 1532.	200 units	*

Units of membership Interest	Managers and executive officers as a group (3 persons)	700 units	*

*	Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has engaged in no transactions with the managers or executive officers other than as described above or in the notes to the financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $47,500 for 2003 and $121,000 for 2004.

Audit-Related Fees

(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit of the registrant’s financial statements and are not reported under paragraph (a) of this Item are $0 for 2003 and $0 for 2004.

Tax Fees

(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are $3,000 for 2003 and $0 for 2004.

All Other Fees

(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2003 and $0 for 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements

The financial statements listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

	2	Financial Statement Schedules

The financial statement schedules listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

	3.	Exhibits

		(3)(a)	Certificate of Formation of Limited Liability Company [1]

		(3)(b)	Certificate of Amendment [1]

		(3)(c)	Form of Limited Liability Company Operating Agreement [1]

		(4)	For instruments defining the rights of security holders see Exhibits (3)(a), (b) and (c), (10)(h),(i),(j) and (k) hereto and the Specimen Certificate of the Company’s units[1]

		(10)(a)	Form of Investment Advisory Agreement [1]

		(10)(b)	Form of Investment Sub-Advisory Agreement [1]

		(10)(c)	Form of Distribution Agreement [1]

		(10)(d)	Form of Selling Agent Agreement [1]

		(10)(e)	Form of Custodian Agreement [1]

		(10)(f)	Form of Administration, Accounting and Investor Services Agreement [1]

		(10)(g)	Form of Escrow Agreement [1]

		(10)(h)	Form of Subscription Agreement for investment in units of the Company [1]

		(10)(i)	Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company [1]

		(10)(j)	Amended and Restated Agreement with respect to Seed Capital [2]

		(10)(k)	Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC [1]

		(10)(l)	Investment Sub-Advisory Agreement dated December 21, 2001 among the Company, U.S. Trust Company and U.S. Trust Company, N.A. [3]

		(14)	Code of Ethics [4]

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)(a)	Audit Committee Charter [5]

[1]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).
[2]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-30986).
[3]	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.
[4]	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 2004.
[5]	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 29, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: January 28, 2005	By:	/s/ DOUGLAS A. LINDGREN
Douglas A. Lindgren
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ DOUGLAS A. LINDGREN Douglas A. Lindgren	Chief Executive Officer (principal executive officer)	January 28, 2005

/s/ ROBERT F. AUFENANGER Robert F. Aufenanger	Treasurer (principal financial and accounting officer)	January 28, 2005

/s/ JOHN C. HOVER II John C. Hover II	Chairman of the Board and Manager	January 28, 2005

/s/ GENE M. BERNSTEIN Gene M. Bernstein	Manager	January 28, 2005

/s/ STEPHEN V. MURPHY Stephen V. Murphy	Manager	January 28, 2005

/s/ VICTOR F. IMBIMBO, JR Victor F. Imbimbo, Jr.	Manager	January 28, 2005