Form 10-Q/A
period 2004-07-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2005-02-08
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

THE PURPOSE OF THIS AMENDMENT NO. 1 (THE “AMENDMENT”) TO THE QUARTERLY REPORT ON FORM 10-Q OF EXCELSIOR VENTURE PARTNERS III, LLC (THE “REGISTRANT”) FOR THE QUARTER ENDED JULY 31, 2004 (THE “ORIGINAL FORM 10-Q) IS TO REFLECT THE RE-REVIEW OF THE REGISTRANT’S FINANCIAL STATEMENTS FOR THE QUARTER ENDED JULY 31, 2004, AND TO REVISE RELATED DISCLOSURE IN THE ORIGINAL FORM 10-Q. THE RE-REVIEW IS DESCRIBED IN NOTE 8 TO THE FINANCIAL STATEMENTS ACCOMPANYING THIS AMENDMENT. EXCEPT FOR ITEMS 1 OF PART I AND ITEM 6 OF PART II, NO OTHER INFORMATION INCLUDED IN THE ORIGINAL FORM 10-Q IS AMENDED BY THIS AMENDMENT.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Venture Partners III, LLC

Summarized Portfolio of Investments (Unaudited)

	July 31, 2004
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
AGENCY OBLIGATIONS	$37,553,636	30.58%
INVESTMENT COMPANIES	3,673,855	2.99%
PRIVATE AND PUBLIC COMPANIES	77,634,663	63.20%
PRIVATE INVESTMENT FUNDS	4,729,221	3.85%

TOTAL INVESTMENTS	123,591,375	100.62%
OTHER ASSETS & LIABILITIES (NET)	(756,231)	(0.62)%

NET ASSETS	$122,835,144	100.00%

Excelsior Venture Partners III, LLC

Summarized Portfolio of Investments

	October 31, 2003
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
AGENCY OBLIGATIONS	$52,994,406	43.27%
INVESTMENT COMPANIES	519,599	0.42%
PRIVATE COMPANIES	62,905,542	51.37%
PRIVATE INVESTMENT FUNDS	3,080,766	2.52%

TOTAL INVESTMENTS	119,500,313	97.58%
OTHER ASSETS & LIABILITIES (NET)	2,957,540	2.42%

NET ASSETS	$122,457,853	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2004 (Unaudited)

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
AGENCY OBLIGATIONS — 30.57%
$37,560,000	Federal National Mortgage Association, 1.22%, 08/05/04 (Cost $37,553,636)		$37,553,636

PUBLIC COMPANIES **, # — 3.69%
Common Stocks — 3.69%
Consumer Products — 1.47%

428,572	Senomyx, Inc. *	06/04	1,812,003

Semiconductor — 2.22%
384,615	Netlogic Microsystems, Inc. *	07/04	2,721,922

	TOTAL PUBLIC COMPANIES (Cost $6,500,000)		4,533,925

PRIVATE COMPANIES **, #, @ — 59.51%
Common Stocks — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—
	TOTAL COMMON STOCKS (Cost $8,749,999)		—

Preferred Stocks — 56.66%
Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Consumer Electronics — 3.73%
1,523,810	Gyration, Inc., Series C-2	03/03 & 07/04	4,584,054

Enterprise Software — 9.29%
19,995,000	***Datanautics, Inc. Series A Preferred	01/04	4,000,000
7,454,720	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04	3,408,450
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			11,408,450

Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	7/01	—

Life Sciences — 6.30%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
1,999,999	Archemix Corporation, Inc., Series A	08/02, 01/03, 11/03	1,999,999
233,333	Archemix Corporation, Inc., Series B	03/04	233,333
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
1,403,696	Genoptix, Inc., Series B-2	07/03, 09/03, 12/03	1,250,000

			7,736,832

Medical Technology — 5.23%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical Inc., Series D	05/04	1,425,000

			6,425,000
Optical — 11.52%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 03/02	—
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,655,118
5,333,333	OpVista, Inc., Series B	07/01	1,500,000
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2004 (Unaudited) — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
			$14,147,118
Semiconductor — 15.18%
7,000,000	Chips & Systems, Inc., Series A	03/04	3,500,000
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	5,400,000
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,051
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			18,648,947
PRIVATE COMPANIES **,#,@ (continued)
Wireless — 5.41%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	$6,650,000

	TOTAL PREFERRED STOCKS (Cost $72,790,187)		69,600,401

Notes — 2.28%
Consumer Electronics — 2.82%
$2,797,200	Gyration, Inc., Bridge Note 12%, 6/2/2004	12/03	3,466,994

	TOTAL NOTES (Cost $2,797,200)		3,466,994

Warrants — 0.03%
Consumer Electronics — 0.03%
1	Gyration, Inc.	12/03	33,343

Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $2,800)		33,343

	TOTAL — PRIVATE COMPANIES (Cost $84,340,186)		73,100,738

PRIVATE INVESTMENT FUNDS **, # — 3.85%
0.39%	Advanced Technology Ventures VII, LP	08/01-04/04	684,183
1.38%	Burrill Life Sciences Capital Fund	12/02-03/04	532,762
1.35%	CHL Medical Partners II, LP	01/02-02/04	509,860
4.94%	CMEA Ventures Partners, LP	12/03-04/04	104,573
0.36%	Morgenthaler Partners VII, LP	07/01-07/04	1,150,473
0.59%	Prospect Venture Partners II, LP	06/01-07/04	1,105,337
2.36%	Tallwood II, LP	12/02-06/04	455,128
1.75%	Valhalla Partners II, LP	10/03-03/04	186,905

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $5,787,433)		4,729,221

INVESTMENT COMPANIES — 2.99%
3,673,855	Dreyfus Government Cash Management Fund Institutional Shares (Cost $3,673,855)		3,673,855

TOTAL INVESTMENTS (Cost $137,855,110) — 100.62%			123,591,375
OTHER ASSETS & LIABILITIES (NET) — (0.62)%			(756,231)

NET ASSETS — 100.00%			$122,835,144

*	Carrying value per unit reflects a 30% discount to the closing price.

**	Restricted as to public resale. Acquired between June 1, 2001 and July 31 2004. Total cost of restricted securities at July 31, 2004 aggregated $96,627,619. Total value of restricted securities owned at July 31, 2004 was $82,363,884 or 67.05% of net assets.

#	Non-income producing securities.

Notes to Financial Statements are an integral part of these Financial Statements.

##	Required disclosure for restricted securities only.

@	At July 31, 2004 the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at July 31, 2004 was $73,100,738.

***	At July 31, 2004, the Company owned 25% or more of the company’s outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at July 31, 2004 was $8,000,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2003

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
AGENCY OBLIGATIONS — 43.27%
$53,000,000	Federal Home Loan Bank Discount Notes, 0.95%, 11/05/03 (Cost $52,994,406)		$52,994,406

PRIVATE COMPANIES **, #, @ — 51.37%
Common Stocks — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,749,999)		—

Preferred Stocks — 48.10%
Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Consumer Electronics — 3.27%
1,523,810	Gyration, Inc., Series C-2	03/03	4,000,000

Consumer Products — 1.22%
517,260	Senomyx, Inc., Series E	11/01	1,500,000

Enterprise Software — 5.48%
5,914,488	LogicLibrary, Inc., Series A	01/02 & 08/03	2,704,226
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			6,704,226

Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	7/01	—

Life Sciences — 5.15%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
2,419,355	Ancile Pharmaceuticals, Inc., Series D	11/01	—
1,314,285	Archemix Corporation, Inc., Series A	08/02 & 01/03	1,314,285
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
826,823	Genoptix, Inc., Series B-2	07/03 & 09/03	734,851

			6,302,636
Medical Technology — 4.08%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000

Optical — 8.11%
4,330,504	LightConnect, Inc., Series B	07/01	948,562
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01& 03/02	604,259
558,295	NanoOpto Corporation, Series B	09/03	888,244
5,333,333	OpVista, Inc., Series B	07/01	1,500,000
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

			9,933,065
Semiconductor — 16.18%
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	5,400,000
1,538,461	NetLogic Microsystems, Inc., Series D	08/01	5,000,000
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,051
30,927,835	Silverback Systems, Inc., Series C	03/03 & 09/03	3,965,564
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			19,815,615

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2003 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
Wireless — 4.61%
3,766,666	Ethertronics, Inc., Series B	06/01, 09/02, 07/03	$5,650,000

	TOTAL PREFERRED STOCKS (Cost $68,844,780)		58,905,542

Notes — 3.27%
Enterprise Software — 3.27%
$4,000,000	***Datanautics, Inc., Convertible Promissory Note 3%, 1/31/2004	08/03 & 09/03	4,000,000

Life Sciences—0.00%
$600,000	Ancile Pharmaceuticals, Inc., Bridge Note 6%, 2/22/2003	10/02	—
$250,000	Ancile Pharmaceuticals, Inc., Bridge Note 6%, 5/10/2003	01/03	—

			—
	TOTAL NOTES (Cost $4,850,000)		4,000,000

Warrants — 0.00%
Life Sciences—0.00%
2	Ancile Pharmaceuticals, Inc.	10/02 & 01/03	—

Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $82,444,779)		62,905,542

PRIVATE INVESTMENT FUNDS **, # — 2.52%
0.40%	Advanced Technology Ventures VII, L.P.	08/01-05/03	490,904
1.48%	Burrill Life Sciences Capital Fund	12/02	213,442
1.35%	CHL Medical Partners II, L.P.	01/02-07/03	410,529
0.36%	Morgenthaler Partners VII, L.P.	07/01-09/03	740,727
0.60%	Prospect Venture Partners II, L.P.	06/01-09/03	761,700
2.36%	Tallwood II, L.P.	12/02-10/03	343,464
2.79%	Valhalla Partners II, L.P.	10/03	120,000

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $3,835,428)		3,080,766

INVESTMENT COMPANIES — 0.42%
519,599	Dreyfus Government Cash Management Fund Institutional Shares (Cost $519,599)		519,599

TOTAL INVESTMENTS (Cost $139,794,212) — 97.58%			119,500,313
OTHER ASSETS & LIABILITIES (NET) — 2.42%			2,957,540

NET ASSETS — 100.00%			$122,457,853

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2003. Total cost of restricted securities at October 31, 2003 aggregated $86,280,207. Total value of restricted securities owned at October 31, 2003 was $65,986,308 or 53.88% of net assets.

#	Non-income producing securities.

##	Required disclosure for restricted securities only.

@	At October 31, 2003, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2003 was $54,905,542.

***	At October 31, 2003, the Company owned 25% or more of the company’s outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2003 was $8,000,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	July 31, 2004	October 31, 2003
	(Unaudited)
ASSETS:
Investments in unaffiliated issuers at value (Cost $53,514,924 and $57,349,433, respectively)	$50,490,637	$56,594,771
Investments in controlled affiliated issuers at value (Cost $8,000,000 and $8,000,000, respectively)	8,000,000	8,000,000
Investments in non controlled affiliated issuers at value (Cost $76,340,186 and $74,444,779, respectively)	65,100,738	54,905,542

Investments, at value (Cost $137,855,110 and $139,794,212, respectively) (Note 1)	123,591,375	119,500,313

Cash	—	3,738,154
Interest receivable	3,084	407
Other receivables	1,945	1,945
Prepaid insurance	23,775	2,992

Total Assets	123,620,179	123,243,811

LIABILITIES:
Management fees payable (Note 2)	617,532	617,322
Administration fees payable (Note 2)	12,516	25,625
Professional fees payable	92,347	66,298
Board of Managers’ fees payable (Note 2)	44,959	60,000
Other payables	17,681	16,713

Total Liabilities	785,035	785,958

NET ASSETS	$122,835,144	$122,457,853

NET ASSETS consist of:
Paid-in capital	$137,098,879	$142,751,752
Unrealized depreciation on investments	(14,263,735)	(20,293,899)

Total Net Assets	$122,835,144	$122,457,853

Units of Membership Interest Outstanding (Unlimited number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$416.09	$414.82

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

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividend income from affiliated companies during the nine-month period ended July 31, 2004 and the year ended October 31, 2003. Transactions with companies, which are or were affiliates, were as follows:

			For the Nine Months Ended July 31, 2004
Name of Investment	Shares/Par Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at July 31, 2004	Cumulative Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$—	$—	$—	$—	20,000,000	$4,000,000
Datanautics, Inc., Series A Preferred	—	—	4,000,000				19,995,000	4,000,000
Datanautics, Inc., Promissory Note 3.00%	$4,000,000	4,000,000	—	(4,000,000)	—	—	—	—

Total Controlled Affiliates		$8,000,000	$4,000,000	$(4,000,000)	$—	$—		$8,000,000
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	$—	647,948	$3,000,000
Ancile Pharmaceuticals, Inc., Series D Preferred	2,419,355	—	—	—	—	(3,000,000)	—	—
Ancile Pharmaceuticals, Inc., Bridge Notes 6%	$850,000	—	—	—	—	(850,000)	—	—
Ancile Pharmaceuticals, Inc., Warrant	2	—	—	—	—	—	—	—
Archemix Corporation, Series A Preferred	1,314,285	1,314,285	685,714	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	—	—	233,333	—	—	—	233,333	233,333
Cenqest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc., Series A Preferred	—	—	3,500,000	—	—	—	7,000,000	3,500,000
Ethertronics Inc., Series B Preferred	3,766,666	5,650,000	1,000,000	—	—	—	4,433,333	6,650,000
Ethertronics Inc., Warrant	281,667	—	—	—	—	—	281,667	—
Genoptix, Inc., Series B-1 Preferred	942,481	1,253,500	—	—	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	826,823	734,851	515,148	—	—	—	1,403,696	1,250,000
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Gyration, Inc., Series C2 Preferred	1,523,810	4,000,000	—	(4,000,000)	—	—	—	—
Gyration, Inc., Bridge Note 12%, 6/2/2004	—	—	2,797,200	—	6,658	—	2,797,200	2,797,200
Gyration, Inc., Warrant	—	—	2,800	—	—	—	2,800	2,800
Gyration, Inc., Series C2 Preferred (Merger)	—	—	4,000,000	—	—	—	2,687,376	5,284,391
LightConnect, Inc., Series B Preferred	4,330,504	948,562	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	5,914,488	2,704,226	1,540,232	—	—	—	7,454,720	3,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	5,400,000	—	—	—	—	3,333,333	5,400,000
NanoOpto Corp., Series A-1 Preferred	956,234	604,259	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	558,295	888,244	1,048,656	—	—	—	3,023,399	1,655,118
NetLogic Microsystems, Inc., Series D Preferred	1,538,461	5,000,000	—	(5,000,000)	—	—	—	—
NetLogic Microsystems, Inc., Common Stock	—	—	5,000,000	—			384,615	2,721,922
OpVista, Inc., Series B Preferred	5,333,333	1,500,000	—	—	—	—	5,333,333	1,500,000
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	71	—	12,671,059	5,000,000
Senomyx, Inc., Series E Preferred	517,260	1,500,000	—	(1,500,000)	—	—	—	—
Senomyx, Inc., Common Stock	—	—	1,500,000				428,572	1,812,003
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	30,927,835	3,965,564	333,333	—	—	—	34,364,257	4,298,896
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	—	—	1,425,000	—	—	—	1,425,000	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	5,000,000

Total Non Controlled Affiliates		$54,905,542	$23,581,416	$(10,500,000)	$6,729	$(3,850,000)		$69,634,663

			For the Year Ended October 31, 2003
Name of Investment	Shares/Par Held at October 31, 2002	October 31, 2002 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Realized Gain (Loss)	Shares/Par Held at October 31, 2003	Cumulative Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	15,000,000	$3,000,000	$1,000,000	$—	$—	20,000,000	$4,000,000
Datanautics, Inc., Promissory Note 3.00%	—	—	4,000,000	—	—	$4,000,000	4,000,000

Total Controlled Affiliates		$3,000,000	$5,000,000	$—	$—		$8,000,000
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	647,948	$3,000,000
Ancile Pharmaceuticals, Inc., Series D Preferred	2,419,355	3,000,000	—	—	—	2,419,355	—
Ancile Pharmaceuticals, Inc., Bridge Notes 6%	$600,000	600,000	250,000	—	—	$850,000	—
Ancile Pharmaceuticals, Inc., Warrant	1	—	—	—	—	2	—
Archemix Corporation, Series A Preferred	628,571	628,571	685,714	—	—	1,314,285	1,314,285
Cenqest, Inc., Series 1 Preferred	44,247,788	—	—	2,000,000	—	—	—
Cenqest, Inc., Series 2 Preferred	—	—	2,000,000	—	—	4,425	—
Ethertronics Inc., Series B Preferred	3,099,999	4,650,000	1,000,000	—	—	3,766,666	5,650,000
Ethertronics Inc., Warrant	115,000	—	—	—	—	281,667	—
Genoptix, Inc., Bridge Note 6%	—	—	443,787	443,787	—	—	—
Genoptix, Inc., Series B Preferred	1,879,699	2,500,000	—	2,500,000	—	—	—
Genoptix, Inc., Series B-1 Preferred	—	—	2,500,000	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	—	—	734,851	—	—	826,823	734,851
Genoptix, Inc., Common Stock	—	—	—	—	—	46,860	—
Gyration, Inc., Series C2 Preferred	—	—	4,000,000	—	—	1,523,810	4,000,000
LightConnect, Inc., Series B Preferred	4,330,504	948,563	—	—	—	4,330,504	948,562
LightConnect, Inc., Series C Preferred	—	—	992,000	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	4,374,256	2,000,000	704,225	—	—	5,914,488	2,704,226
MIDAS Vision Systems, Inc., Series A-1 Preferred	—	—	1,054,960	—	—	933,593	—
MIDAS Vision Systems, Inc., Series C Preferred	15,739,638	4,000,000	—	4,000,000	—	—	—
MIDAS Vision Systems, Inc., Common Stock	—	—	4,000,000	—	—	157,396	—
Monterey Design Systems, Inc., Series 1 Preferred	7,089,552	4,750,000	—	4,750,000	—	—	—
Monterey Design Systems, Inc., Common Stock	—	—	4,750,000	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	—	—	3,000,000	—	—	3,333,333	5,400,000
NanoOpto Corp., Series A-1 Preferred	956,234	2,231,212	—	—	—	956,234	604,259
NanoOpto Corp., Series B Preferred	—	—	237,499	—	—	558,295	888,244
NetLogic Microsystems, Inc., Series D Preferred	1,538,461	5,000,000	—	—	—	1,538,461	5,000,000
OpVista, Inc., Series B Preferred	5,333,333	4,000,000	—	—	—	5,333,333	1,500,000
OpVista, Inc., Series C Preferred	—	—	2,500,000	—	—	12,671,059	5,000,000
Senomyx, Inc., Series E Preferred	517,260	1,500,000	—	—	—	517,260	1,500,000
Silverback Systems, Inc., Series B Preferred	2,211,898	1,415,614	—	1,415,614	—	—	—
Silverback Systems, Inc., Series B-1 Preferred	—	—	1,415,614	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	—	—	3,010,133	—	—	30,927,835	3,965,564
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	4,166,667	5,000,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	3,096,551	5,000,000

Total Non Controlled Affiliates		$50,223,960	$33,278,783	$15,109,401	$—		$54,905,542

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

Note 8 – Subsequent Events

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

On November 23, 2004, the Company engaged Deloitte & Touche LLP (“D&T”) as the Company’s independent public accountants for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Adviser.

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

In November of 2004, the Company purchased Series D Preferred shares of Opvista, Inc. for $1,058,000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

15	Report of Independent Registered Public Accounting Firm.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date:	February 4, 2005	By:	/s/ Douglas A. Lindgren
Douglas A. Lindgren
Chief Executive Officer

Date:	February 4, 2005	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)