Form 10-Q
period 2005-01-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2005-03-16
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2005

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments (Unaudited)

	January 31, 2005
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$40,234,006	32.84%
INVESTMENT COMPANIES	927,901	0.76%
PRIVATE COMPANIES	62,972,864	51.39%
PUBLIC COMPANY	6,563,632	5.36%
PRIVATE INVESTMENT FUNDS	6,839,094	5.58%

TOTAL INVESTMENTS	117,537,497	95.93%
OTHER ASSETS & LIABILITIES (NET)	4,982,109	4.07%

NET ASSETS	$122,519,606	100.00%

Excelsior Venture Partners III, LLC

Portfolio of Investments

	October 31, 2004
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$44,139,985	38.03%
INVESTMENT COMPANIES	1,386,211	1.19%
PRIVATE COMPANIES	60,065,508	51.75%
PUBLIC COMPANIES	4,682,927	4.03%
PRIVATE INVESTMENT FUNDS	5,456,505	4.70%

TOTAL INVESTMENTS	115,731,136	99.70%
OTHER ASSETS & LIABILITIES (NET)	348,297	0.30%

NET ASSETS	$116,079,433	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2005 (Unaudited)

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 32.84%
$4,000,000	Washington Bank Mutual Note 2.35%, 02/02/05 (Cost $4,000,000)		$4,000,000
3,000,000	Societe Generale Commercial Paper 2.27%, 02/03/05 (Cost $2,999,433)		2,999,433
4,000,000	Coca-Cola Commercial Paper 2.24%, 02/03/05 (Cost $3,999,253)		3,999,253
3,000,000	Federal Home Loan Bank Corp. Discount Note 2.23%, 02/04/05 (Cost $2,999,257)		2,999,257
4,000,000	Federal National Mortgage Assoc. Discount Note 2.26%, 02/04/05 (Cost $3,998,996)		3,998,996
3,500,000	UBS Financial Commercial Paper 2.29%, 02/04/05 (Cost $3,499,111)		3,499,111
3,750,000	New Center Asset Trust Commercial Paper 2.34%, 02/08/05 (Cost $3,748,050)		3,748,050
3,000,000	Morgan Stanley Commercial Paper 2.52%, 02/08/05 (Cost $2,998,320)		2,998,320
4,000,000	GE Capital Commercial Paper 2.32%, 02/11/05 (Cost $3,997,164)		3,997,164
4,000,000	Bank of America Note 2.23%, 02/14/05 (Cost $4,000,000)		4,000,000
4,000,000	Goldman Sachs Commercial Paper 2.51%, 02/17/05 (Cost $3,994,422)		3,994,422

	TOTAL MONEY MARKET INSTRUMENTS (Cost $40,234,006)		40,234,006

PUBIC COMPANY — 5.36%
Common Stocks — 5.36%
Life Sciences — 5.36%
485,961	Adeza Biomedical Corp.		6,563,632

	(Nasdaq: ADZA)
	TOTAL COMMON STOCKS (Cost $3,000,000)		6,563,632

PRIVATE COMPANIES **, #, @ — 51.39%
Common Stocks — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

			—
Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,750,000)		—

Preferred Stocks — 47.02%
Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Consumer Products — 0.00%
517,260	Senomyx, Inc., Series E	11/01	—

Enterprise Software — 9.35%
7,564,077	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04, 12/04	3,458,450
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000
19,995,000	***Datanautics Inc., Series A	01/04	4,000,000

			11,458,450
Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	7/01	—

Life Sciences — 4.51%
1,999,999	Archemix Corporation, Inc., Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Inc., Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
1,403,696	Genoptix, Inc., Series B-2	07/03, 09/03, 12/03	1,250,000
620,580	Genoptix, Inc., Series C	08/04 & 01/05	554,178

			5,524,343
Medical Technology — 5.24%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000

			6,425,000

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2005 — (continued)

Principal Amount /Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
Optical — 11.19%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01& 03/02	—
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,655,118
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000
102,040	OpVista, Inc., Series D	11/04	1,058,000

			13,705,118
Semiconductor — 11.30%
7,000,000	Chips & Systems, Inc., Series A	03/04	3,500,000
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	600,000
1,538,461	NetLogic Microsystems, Inc., Series D	08/01	—
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,052
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			13,848,948
Wireless — 5.43%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000

	TOTAL PREFERRED STOCKS (Cost $67,685,700)		57,611,859

Notes — 4.38%
Enterprise Software — 2.10%
$573,270	***Datanautics, Inc., Bridge Note	12/04 & 01/05	573,270
2,000,000	***Pilot Software, Inc., Bridge Note	08/04, 09/04, 10/04, 11/04, 12/04	2,000,000

Semiconductor—1.66%
211,185	Virtual Silicon Technology, Inc., Bridge Note	10/04 &12/04	211,185
1,159,883	Chips & Systems, Inc., Bridge Note	11/04 & 01/05	1,159,883
666,667	Silverback Systems, Inc., Bridge Note	01/05	666,667

Wireless — .21%
250,000	Ethertronics, Inc., Bridge Note		250,000

Optical — .41%
500,000	NanoOpto Corp., Bridge Note		500,000

	TOTAL NOTES (Cost $5,361,005)		5,361,005

Warrants — 0.00%
Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $0.00)

	TOTAL — PRIVATE COMPANIES (Cost $81,796,705)		62,972,864

PRIVATE INVESTMENT FUNDS @, # — 5.58%
0.40%	Advanced Technology Ventures VII, LP	08/01-10/04	720,624
1.48%	Burrill Life Sciences Capital Fund	12/02-12/04	902,672
1.35%	CHL Medical Partners II, LP	01/02-11/04	632,377
4.94%	CMEA Ventures Partners, LP	12/03-01/05	271,020

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2005 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
0.36%	Morgenthaler Partners VII, LP	07/01-01/05	1,376,456
0.60%	Prospect Venture Partners II, LP	06/01-01/05	1,452,266
0.90%	Sevin Rosen Fund VI, LP	10/04-01/05	300,000
2.36%	Tallwood II, LP	12/02-11/04	747,891
1.75%	Valhalla Partners II, LP	10/03-12/04	435,788

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $8,035,002)		6,839,094

INVESTMENT COMPANIES — 0.76%
927,901	Dreyfus Government Cash Management Fund Institutional Shares (Cost $927,901)		927,901

TOTAL INVESTMENTS (Cost $133,993,614) — 95.93%			117,537,497
OTHER ASSETS & LIABILITIES (NET) — 4.07%			4,982,109

NET ASSETS — 100.00%			$122,519,606

#	Restricted as to public resale.

##	Required disclosure for restricted securities only.

@	Non-income producing securities only.

**	At January 31, 2005 the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total market value of affiliated securities owned at January 31, 2005 was $58,963,226.

***	At January 31, 2005 the Company owned 25% or more of the company’s outstanding shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total market value of controlled affiliated securities owned at January 31, 2005 was $10,573,270.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004

Principal Amount/Shares		Acquisition Date	Value (Note 1)
MONEY MARKET INSTRUMENTS — 38.03%
$3,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$2,999,854
3,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		2,999,702
4,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		3,999,611
6,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.715%, 11/02/04		5,999,428
3,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		2,999,560
3,000,000	Du Pont Commercial Paper 1.75%, 11/03/04		2,999,563
9,900,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		9,898,130
3,750,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		3,748,198
8,500,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		8,495,939

	TOTAL MONEY MARKET INSTRUMENTS (Cost $44,139,985)		44,139,985

PUBLIC COMPANIES **, # — 4.03%
	Common Stocks — 4.03%
	Consumer Products — 2.56%
428,572	Senomyx, Inc.	06/04	2,976,005

	Semiconductor — 1.47%
384,615	Netlogic Microsystems Inc.	07/04	1,706,922

	TOTAL PUBLIC COMPANIES (Cost $6,500,000)		4,682,927

PRIVATE COMPANIES **, #, @ — 51.75%
	Common Stocks — 0.00%
	Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

	Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,750,000)		—

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 — (continued)

Shares		Acquisition Date	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued)
	Preferred Stocks — 51.03%
	Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	$—

	Enterprise Software — 9.83%
19,995,000	***Datanautics, Inc., Series A Preferred	01/04	4,000,000
7,454,720	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04	3,408,450
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			11,408,450

	Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	07/01	—

	Life Sciences — 7.10%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
1,403,696	Genoptix, Inc., Series B-2	07/03, 09/03, 12/03	1,250,000
310,290	Genoptix, Inc., Series C	08/04	277,089

			8,247,254

	Medical Technology — 5.54%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000

			6,425,000

	Optical — 10.90%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	—
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,655,118
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

			12,647,118

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 — (continued)

Principal Amount/Shares		Acquisition Date	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued)
	Preferred Stocks — (continued)
	Semiconductor — 11.93%
7,000,000	Chips & Systems, Inc., Series A	03/04	$3,500,000
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	600,000
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,052
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			13,848,948

	Wireless — 5.73%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000

	TOTAL PREFERRED STOCKS (Cost $69,300,611)		59,226,770

	Notes — 0.72%
	Enterprise Software — 0.65%
$750,000	***Pilot Software Inc., Bridge Note, 9%, 04/22/05	08/04 & 09/04, 10/04	750,000
	Semiconductor — 0.07%
$88,738	Virtual Silicon Technology, Inc., Bridge Note, 6%, 04/22/05	10/04	88,738

	TOTAL NOTES (Cost $838,738)		838,738

	Warrants — 0.00%
	Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $78,889,349)		60,065,508

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 — (continued)

Percent Owned		Acquisition Date	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 4.70%
0.40%	Advanced Technology Ventures VII, L.P.	08/01-04/04	$715,058
1.44%	Burrill Life Sciences Capital Fund	12/02-08/04	829,098
1.35%	CHL Medical Partners II, L.P.	01/02-02/04	482,377
1.04%	CMEA Ventures, L.P.	12/03-04/04	121,020
0.36%	Morgenthaler Partners VII, L.P.	07/01-07/04	1,076,400
0.58%	Prospect Venture Partners II, L.P.	06/01-09/04	1,325,462
0.90%	Sevin Rosen Fund VI, L.P.	10/04	90,000
2.36%	Tallwood II, L.P.	12/02-09/04	597,891
1.70%	Valhalla Partners, L.P.	10/03-09/04	219,199

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $6,614,318)		5,456,505

Shares
INVESTMENT COMPANIES — 1.19%
1,386,211	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,386,211)		1,386,211

	TOTAL INVESTMENTS (Cost $137,529,863) — 99.70%		115,731,136
	OTHER ASSETS & LIABILITIES (NET) — 0.30%		348,297

	NET ASSETS — 100.00%		$116,079,433

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2004. Total cost of restricted securities at October 31, 2004 aggregated $92,003,667. Total value of restricted securities owned at October 31, 2004 was $70,204,940 or 60.48% of net assets.

#	Non-income producing securities.

@	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2004 was $51,315,508.

***	At October 31, 2004, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2004 was $8,750,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	January 31, 2005 (Unaudited)	October 31, 2004
ASSETS:
Unaffiliated Issuers at value (Cost $49,196,909 and $52,140,514, respectively)	$48,001,001	$55,665,628
Controlled Affiliated Issuers at value (Cost $10,573,270 and $8,750,000, respectively)	10,573,270	8,750,000
Non Controlled Affiliated Issuers at value (Cost $74,223,435 and $76,639,349, respectively)	58,963,226	51,315,508

Investments, at value (Cost $133,993,614 and $137,529,863, respectively) (Note 1)	117,537,497	115,731,136

Cash and cash equivalents	—	—
Interest receivable	54,861	10,575
Other receivables	5,621,536	1,243,730
Prepaid insurance	45,606	3,791

Total Assets	123,259,500	116,989,232

LIABILITIES:
Management fees payable (Note 2)	617,633	583,569
Professional fees payable	34,736	184,559
Administration fees payable (Note 2)	54,086	50,936
Board of Managers’ fees payable (Note 2)	9,123	68,000
Other payables	24,316	22,735

Total Liabilities	739,894	909,799

NET ASSETS	$122,519,606	$116,079,433

NET ASSETS consist of:
Paid-in capital	$138,975,723	$137,878,170
Unrealized depreciation on investments	(16,456,117)	(21,798,737)

Total Net Assets	$122,519,606	$116,079,433

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$415.03	$393.21

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2005	2004
INVESTMENT INCOME:
Interest income from unaffiliated investments	$187,600	$122,135
Interest income from affiliated investments	43,256	6,729
Dividend income	7,224	1,195

Total Income	238,080	130,059

EXPENSES:
Management fees (Note 2)	617,033	609,842
Administration fees (Note 2)	33,895	35,341
Professional fees	38,564	35,288
Board of Managers’ fees (Note 2)	15,123	15,124
Insurance Expense	14,091	20,116
Custodian fees	4,537	5,636
Miscellaneous fees	4,043	4,033

Total Expenses	727,286	725,380

NET INVESTMENT LOSS	(489,206)	(595,321)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on investments on affiliated investments	1,586,759	—
Net change in unrealized appreciation (depreciation) on investments	5,342,620	(888,390)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	6,929,379	(888,390)

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$6,440,173	$(1,483,711)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended January 31,
	2005	2004
OPERATIONS:
Net investment loss	$(489,206)	$(595,321)
Net realized gain on investments	1,586,759	—
Net change in unrealized appreciation (depreciation) on investments	5,342,620	(888,390)

Net increase (decrease) in net assets resulting from operations	6,440,173	(1,483,711)

NET INCREASE (DECREASE) IN NET ASSETS	6,440,173	(1,483,711)
NET ASSETS:
Beginning of period	116,079,433	122,457,853

End of period	$122,519,606	$120,974,142

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$6,440,173	$(1,483,711)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by operating activities:
Net change in unrealized depreciation on investments	(5,342,620)	888,390
Purchase of investments	(7,380,210)	(5,295,642)
Proceeds received from the sale of investments and distributions received from private investment funds	8,138,940	63,929
Sale of short-term investments – Net	4,364,288	6,005,568
Net realized gain on investments	(1,586,759)	—
Decrease (increase) in interest receivable	(44,286)	4
Increase in other receivable	(4,377,806)	—
Increase in prepaid insurance	(41,815)	(52,650)
Increase (Decrease) in management fee payable	34,064	(7,480)
Decrease in Board of Managers’ fees payable	(58,877)	(44,876)
Decrease in other expenses payable	(145,092)	(4,323)

Net cash provided by operating activities	—	69,209

Net change in cash	—	69,209

Cash at beginning of period	—	3,738,154

Cash at end of period	$—	$3,807,363

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Three Months Ended January 31,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$393.21	$414.82
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(1.65)	(2.02)
Net realized and unrealized gain (loss) on investment transactions	23.47	(3.01)

Total from investment operations	21.82	(5.03)

NET ASSET VALUE, END OF PERIOD	$415.03	$409.79

TOTAL NET ASSET VALUE RETURN (3), (4)	5.55%	(1.21)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period (000’s)	$122,520	$120,974
Ratios to average net assets: (2)
Net expenses	2.44%	2.38%
Net investment loss	(1.64)%	(1.96)%
Portfolio Turnover Rate (3)	8.94%	0.09%

(1)	Selected data for a unit of membership interest outstanding through each period.

(2)	Annualized.

(3)	Not annualized.

(4)	Total investment return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore the market value total investment return is not presented.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

January 31, 2005 (Unaudited)

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

At January 31, 2005 and October 31, 2004, market quotations were not readily available for securities valued at $69,811,958 or 56.98% of net assets and $65,522,013 or 56.45% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of January 31, 2005 and October 31, 2004, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at January 31, 2005 was $125,958,612, and those investments had net depreciation on a tax basis at January 31, 2005 of $15,260,209, consisting of gross appreciation of $10,418,150 and gross depreciation of $25,678,359. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2004 was $130,915,545 and those investments had net depreciation on a tax basis at October 31, 2004 of $20,640,914 consisting of gross appreciation of $8,311,832 and gross depreciation of $28,952,746.

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

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, U.S. Trust Company served as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement (the “Agreement”) with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to June 1, 2003, and pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company, N.A. served as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser. As of January 31, 2005 and October 31, 2004, $617,633 and $583,569 were payable to the Investment Adviser.

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

As of January 31, 2005 and October 31, 2004, Excelsior Venture Investors III, LLC had an investment in the Company of $77,779,489 and $73,691,035, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

On November 23, 2004, the Company engaged Deloitte & Touche LLP (“D&T”) as the Company’s independent public accountants for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Investment Adviser.

On December 16, 2004, Charles Schwab Corporation (“Schwab”) entered into an agreement with the Company and other funds managed by the Investment Adviser whereby Schwab will fund a reserve account to be held by the Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of E&Y. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Investment Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the three month periods ended January 31, 2005, and January 31, 2004 were as follows:

Three Month Periods Ended January 31,	Purchases ($)	Proceeds ($)
2005	7,380,210	8,138,940
2004	5,295,642	63,929

Note 4 — Commitments

As of January 31, 2005, the Company had outstanding investment commitments totaling $17,502,475.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the period ended January 31, 2005 and the year ended October 31, 2004. Transactions with companies, which are or were affiliates, were as follows:

			For the Three Months Ended January 31, 2005
Name of Investment	Shares/Par Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at January 31, 2005	January 31, 2005 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$—	$—	$—	$—	20,000,000	$4,000,000
Pilot Software Inc., Bridge Note, 9%	750,000	750,000	$1,250,000	$—	$33,288	$—	2,000,000	$2,000,000
Datanautics Inc., Series A Preferred	19,995,000	$4,000,000	$—	$—	$—	$—	19,995,000	$4,000,000
Datanautics Inc., Bridge Note	—	—	$573,270	$—	$—	$—	573,270	$573,270

Total Controlled Affiliates		$8,750,000	$1,823,270	$—	$33,288	$—		$10,573,270

			For the Three Months Ended January 31, 2005
Name of Investment	Shares/Par Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at January 31, 2005	January 31, 2005 Value (Note 1)
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	$—	485,961	$6,563,632
Archemix Corporation, Series A Preferred	1,999,999	1,999,999	—	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	466,666	466,666	—	—	—	—	466,666	466,666
Cenqest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc. Series A Preferred	7,000,000	3,500,000	—	—	—	—	7,000,000	3,500,000
Chips & Systems, Inc. Bridge Note	—	—	1,159,883	—	7,398	—	1,159,883	1,159,883
Ethertronics Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics Inc., Warrant	281,667	—	—	—	—	—	281,667	—
Ethertronics Inc., Bridge Note	—	—	250,000	—	—	—	250,000	250,000
Genoptix, Inc., Series B-1 Preferred	942,481	1,253,500	—	—	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	1,403,696	1,250,000	515,148	—	—	—	1,403,696	1,250,000
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series C Preferred	310,290	277,089	—	—	—	—	620,580	554,178
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	7,454,720	3,408,450	50,000	—	—	—	7,564,077	3,458,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	600,000	—	—	—	—	3,333,333	600,000
NanoOpto Corp., Series A-1 Preferred	956,234	—	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	3,023,399	1,655,119	—	—	—	—	3,023,399	1,655,118
NanoOpto Corp., Bridge Note	—	—	500,000	—	—	—	500,000	500,000
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000
OpVista, Inc., Series D Preferred	—	—	1,058,000	—	—	—	102,404	1,058,000
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	34,364,257	4,298,896	—	—	—	—	34,364,257	4,298,897
Silverback Systems, Inc., Bridge Note	—	—	666,667	—	—	—	666,667	666,667
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	1,187,500	1,425,000	—	—	—	—	1,187,500	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	5,000,000
Virtual Silicon Technology, Inc., Bridge Note	88,738	88,738	122,447	—	2,570	—	211,185	211,185

Total Non Controlled Affiliates		$51,315,508	$4,322,145	$—	$9,968	$—		$58,963,226

				For the Year Ended October 31, 2004
Name of Investment	Shares/ Principal Amount Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/ Principal Amount Held at October 31, 2004	October 31, 2004 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$—	$—	$—	$—	20,000,000	$4,000,000
Pilot Software Inc., Bridge Note, 9%	—	—	750,000	—	9,062	—	750,000	750,000
Datanautics Inc., Series A Preferred	—	—	4,000,000		—	—	19,995,000	4,000,000
Datanautics, Inc., Promissory Note 3%	4,000,000	4,000,000	—	(4,000,000)	—	—	—	—

Total Controlled Affiliates		$8,000,000	$4,750,000	$(4,000,000)	$9,062	$—		$8,750,000

				For the Year Ended October 31, 2004
Name of Investment	Shares/ Principal Amount Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/ Principal Amount Held at October 31, 2004	October 31, 2004 Value (Note 1)
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	$—	647,948	$3,000,000
Ancile Pharmaceuticals, Inc. Series D Preferred	2,419,355	—	—	—	—	(3,000,000)	—	—
Ancile Pharmaceuticals, Inc. Bridge Note 6%	$850,000	—	—	—	—	(850,000)	—	—
Ancile Pharmaceuticals, Inc. Warrants	2	—	—	—	—	—	—	—
Archemix Corporation, Series A Preferred	1,314,285	1,314,285	685,714	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	—	—	466,666	—	—	—	466,666	466,666
Cenquest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc., Series A Preferred	—	—	3,500,000	—	—	—	7,000,000	3,500,000
Ethertronics Inc., Series B Preferred	3,766,666	5,650,000	1,000,000	—	—	—	4,433,333	6,650,000
Ethertronics Inc., Warrants	281,667	—	—	—	—	—	281,667	—
Genoptix, Inc., Series B-1 Preferred	942,481	1,253,500	—	—	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	826,823	734,851	515,148	—	—	—	1,403,696	1,250,000
Genoptix, Inc., Series C Preferred	—	—	277,089	—	—	—	310,290	277,089
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Gyration, Inc., Series C-2 Preferred	1,523,810	4,000,000		(5,290,579)	—	1,290,579	—	—
Gyration, Inc., Bridge Note 12%	—	—	2,797,200	(2,797,200)	6,658	—	—	—
Gyration, Inc., Warrant	—	—	2,800	(2,800)	—	—	—	—
LightConnect, Inc., Series B Preferred	4,330,504	948,563	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	5,914,488	2,704,226	704,225	—	—	—	7,454,720	3,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	5,400,000	—	—	—	—	3,333,333	600,000
NanoOpto Corp., Series A-1 Preferred	956,234	604,259	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	558,295	888,244	1,048,656	—	—	—	3,023,399	1,655,119
OpVista, Inc., Series B Preferred	5,333,333	1,500,000	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	71	—	12,671,059	5,000,000
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,052	—	—	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	30,927,835	3,965,564	333,333	—	—	—	34,364,257	4,298,896
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	—	—	1,425,000	—	—	—	1,187,500	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	5,000,000
Virtual Silicon Technology, Inc., Bridge Note	—	—	88,738	—	—	—	88,738	88,738

Total Non Controlled Affiliates		$48,405,544	$12,844,569	$(8,090,579)	$6,729	$(2,559,421)		$51,315,508

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

The Investment Adviser, and certain of its affiliates, has also been named in class action lawsuits which allege that the Investment Adviser, certain of its affiliates, and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury. The Investment Adviser and certain affiliates have also been named in derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices. The class actions and derivative litigations had been consolidated by the federal courts in 2004 into a multi-district litigation, together with similar actions brought by the plaintiffs against other investment companies and their affiliates. Discovery is currently stayed on these actions.

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

Note 8 — Subsequent Events

In March 2005, the Company declared a dividend of $36.84 per share, or $10,875,536, to shareholders of record on April 18, 2005.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Three-month Period Ended January 31, 2005 as Compared to the Similar Period in 2004

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three-month periods ended January 31, 2005 and 2004, the Company had a net realized gain/(loss) on security transactions of $1,586,759 and $0, respectively. For the three-month periods ended January 31, 2005 and 2004, the Company had a net change in unrealized depreciation on investments of $5,342,620 and ($888,390), respectively. The net realized gain for the period ended January 31, 2005 was principally the result of the Company’s sales of NetLogic Microsystems, realized loss of ($574,053), and Senomyx, realized gain of $2,160,666, common shares. The net change in unrealized depreciation for the period ended January 31, 2005 was principally the result of an increase in the valuation of Adeza Biomedical (NASDAQ: ADZA) common shares, a public company investment, during the period ended January 31, 2005. The Company utilized a discount of 15% in the valuation of this holding at January 31, 2005. The discount utilized reflects the inability of the Company to sell its shares due to contractual lock-up agreements in place after the initial public offering of common shares. The net change in unrealized depreciation for the period ended January 31, 2004 was principally the result of a $886,041 write-down taken on NanoOpto Corporation, a private company investment, during the period ended January 31, 2004.

Investment Income and Expenses

For the three-month period ended January 31, 2005, the Company had investment income of $238,080 and net operating expenses of $727,286 resulting in a net investment loss of ($489,206). In comparison, for the similar period ended January 31, 2004, the Company had investment income of $130,059 and net operating expenses of $725,380, resulting in a net investment loss of ($595,321). The increase in net investment income for the period ended January 31, 2005 resulted from an increase in short-term investments purchased and maturing during the period. Operating expenses during the period ended January 31, 2005 were essentially flat when compared to the period ended January 31, 2004.

U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (the “Investment Adviser”), and United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division (the “Investment Sub-Adviser” and together with U.S. Trust Company, N.A., the “Investment Advisers”), provide investment management and administrative services required for the operation of the Company. The term Investment Adviser includes, where applicable, U.S. Trust Company, the entity that merged into U.S. Trust Company, N.A. on June 1, 2003 as described in Note 2 to Item 1 above. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company as described in Note 2 to Item 1 above. Such fee is determined and payable quarterly. For the three-month periods ended January 31, 2005 and 2004, the Investment Advisers earned $617,033 and $609,842 in management fees, respectively. Management fees recorded during the period ended January 31, 2005 increased over the period ended January 31, 2004 due to an increase in net assets.

Net Assets

At January 31, 2005, the Company’s net assets were $122,519,606, or a net asset value per unit of membership interest of $415.03. This represents an increase of $6,440,173 from net assets of $116,079,433, or a net asset value per unit of membership interest of $393.21, at October 31, 2004. The increase resulted principally from (i) a net realized gain in connection with the Company’s sales of NetLogic Microsystems and Senomyx common shares, (ii) a net change in unrealized appreciation on investments principally related to an increase in the valuation of Adeza Biomedical (NASDAQ: ADZA) common shares, a public company investment and, (iii) operating expenses of $727,286 exceeding investment income of $238,080.

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

At January 31, 2005, the Company held $0 in cash and $41,161,907 in short-term investments as compared to $0 held in cash and $45,526,196 in short-term investments at October 31, 2004. The decrease in short-term investments from October 31, 2004 was due to new and follow-on investments in private companies as well as capital calls for private investment funds. The Company, during this period funded additional capital, totaling $1,472,864, per its commitments to the private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through January 31, 2005, has contributed $8,197,525 or 31.9 % of the total capital committed thus far. The Company also participated in follow-on financing rounds, totaling $5,907,346, for several of its private companies.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 57.0% of the Company’s net assets. For the private investments held at January 31, 2005, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $0 change in net asset value from October 31, 2004.

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

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 57.0% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of one public company, Adeza Biomedical Corporation (NASDAQ: ADZA). During the three-month period ended January 31, 2005, this company successfully completed an initial public offering of common stock. At January 31, 2005, this publicly traded equity security was valued at $6,563,632, and a 15% discount to the closing market price at that date, representing 5.4% of the Company’s net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $656,363. At October 31, 2004, the Company was exposed to equity price risk through its investments in the equity securities of two public companies, NetLogic Microsystems, Inc. (NASDAQ: NETL), and Senomyx, Inc. (NASDAQ: SNMX). At October 31, 2004, these publicly traded equity securities were valued at $4,682,927, and a 30% discount to the closing market price at that date, representing 4.0% of the Company’s net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $468,293.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2005 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

(1)	On November 2, 2004, the Company filed a Current Report on Form 8-K to report under Item 4.01 a change in the Company’s certifying accountant.

(2)	On November 4, 2004, the Company filed a Current Report on Form 8-K/A to report under Items 4.01 and 9.01 that the Company filed as an Exhibit the response of Ernst & Young LLP to the disclosures made in the report on Form 8-K filed by the Company on November 2, 2004.

(3)	On November 29, 2004, the Company filed a Current Report on Form 8-K to report under Item 4.01 that Deloitte & Touche LLP was the Company’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: March 16, 2005	By:	/s/ Douglas A. Lindgren
Douglas A. Lindgren
Chief Executive Officer

Date: March 16, 2005	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)