Form 10-Q
period 2005-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2005-06-14
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2005

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments (Unaudited)

	April 30, 2005
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$29,989,072	28.62%
INVESTMENT COMPANIES	1,808,874	1.73%
PRIVATE COMPANIES	58,850,495	56.17%
PUBLIC COMPANIES	6,196,003	5.91%
PRIVATE INVESTMENT FUNDS	7,244,592	6.91%

TOTAL INVESTMENTS	104,089,036	99.34%
OTHER ASSETS & LIABILITIES (NET)	689,601	0.66%

NET ASSETS	$104,778,637	100.00%

Excelsior Venture Partners III, LLC

Portfolio of Investments

	October 31, 2004
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$44,139,985	38.03%
INVESTMENT COMPANIES	1,386,211	1.19%
PRIVATE COMPANIES	60,065,508	51.75%
PUBLIC COMPANIES	4,682,927	4.03%
PRIVATE INVESTMENT FUNDS	5,456,505	4.70%

TOTAL INVESTMENTS	115,731,136	99.70%
OTHER ASSETS & LIABILITIES (NET)	348,297	0.30%

NET ASSETS	$116,079,433	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2005 (Unaudited)

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
TOTAL MONEY MARKET INSTRUMENTS — 28.62%
$5,000,000	Royal Bank of Scotland Commercial Paper, 2.75%, 5/2/05 (Cost $4,999,236)		$4,999,236
10,000,000	Federal Farm Credit Bureau Discount Note, 2.65%, 5/3/05 (Cost $9,997,634)		9,997,634
5,000,000	Du Pont Commercial Paper, 2.75%, 5/5/05 (Cost $4,998,091)		4,998,091
5,000,000	Morgan Stanley Commercial Paper, 2.80%, 5/5/05 (Cost $4,998,056)		4,998,056
5,000,000	UBS Financial Commercial Paper, 2.84%, 5/10/05 (Cost $4,996,055)		4,996,055

	TOTAL MONEY MARKET INSTRUMENTS (COST $29,989,072)		29,989,072

PUBLIC COMPANIES — 5.91%
Common Stocks — 5.91%
Life Sciences — 5.91%
485,961	Adeza Biomedical Corp.	09/01	6,196,003

	(Nasdaq: ADZA)
	TOTAL COMMON STOCKS (Cost $3,000,000)		6,196,003

PRIVATE COMPANIES **, #, @ — 56.17%
Common Stocks — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

	TOTAL COMMON STOCKS (Cost $4,000,000)		—

Preferred Stocks — 50.42%
Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software — 11.36%
19,995,000	***Datanautics, Inc. Series A Preferred	01/04	4,000,000
8,532,883	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04, 12/04, 2/05	3,901,408
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			11,901,408

Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	7/01	—

Life Sciences — 4.20%
1,999,999	Archemix Corporation, Inc., Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Inc., Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series B-1	12/01	501,400
1,403,696	Genoptix, Inc., Series B-2	07/03, 09/03, 12/03	877,450
620,580	Genoptix, Inc., Series C	08/04 & 01/05	554,178

			4,399,693

Medical Technology — 6.13%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000

			6,425,000

Optical — 13.08%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01& 03/02	—
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,655,119

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2005 (Unaudited) — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
5,333,333	OpVista, Inc., Series B	07/01	$—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000
102,040	OpVista, Inc., Series D	11/04	1,058,000

			13,705,119
Semiconductor — 9.30%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,052
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			9.748,948
Wireless — 6.35%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,001

	TOTAL PREFERRED STOCKS (Cost $65,128,657)		52,830,169

Notes — 5.75%

Enterprise Software — 3.28%
$1,433,178	***Datanautics, Inc., Bridge Note	12/04, 01/05, 02/05, 03/05, 04/05	1,433,178
2,000,000	***Pilot Software, Inc., Bridge Note	08/04, 09/04, 10/04, 11/04, 12/04	2,000,000

Semiconductor—1.54%
281,580	Virtual Silicon Technology, Inc., Bridge Note	10/04, 12/04, 02/05	281,580
1,441,133	Chips & Systems, Inc., Bridge Note	11/04, 01/05, 02/05	—
1,333,400	Silverback Systems, Inc., Bridge Note	01/05, 04/05	1,333,400

Wireless— 0.24%
250,000	Ethertronics, Inc., Bridge Note	01/05	250,000

Optical— 0.69%
722,101	NanoOpto Corp., Bridge Note	12/04	722,101

	TOTAL NOTES (Cost $7,461,392)		6,020,259

Warrants — 0.00%
Semiconductor — 0.00%
67	Silverback Systems, Inc., Warrant	04/05	67

Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

	TOTAL WARRANTS (Cost $67)		67

	TOTAL — PRIVATE COMPANIES (Cost $76,590,116)		58,850,495

PRIVATE INVESTMENT FUNDS **, # — 6.91%
0.39%	Advanced Technology Ventures VII, LP	08/01-04/05	845,375
1.21%	Burrill Life Sciences Capital Fund	12/02-12/04	1,014,860
1.35%	CHL Medical Partners II, LP	01/02-11/04	581,496
4.94%	CMEA Ventures Partners, LP	12/03-01/05	257,781
0.36%	Morgenthaler Partners VII, LP	07/01-01/05	1,341,285
0.59%	Prospect Venture Partners II, LP	06/01-03/05	1,393,042
0.90%	Sevin Rosen Fund VI, LP	10/04-01/05	282,093
2.36%	Tallwood II, LP	12/02-04/05	977,028

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2005 (Unaudited) — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
1.75%	Valhalla Partners II, LP	10/03-03/05	$551,632

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $8,564,582)		7,244,592

INVESTMENT COMPANIES — 1.73%
1,808,874	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,808,874)		1,808,874

TOTAL INVESTMENTS (Cost $119,952,644) — 99.34%			104,089,036

OTHER ASSETS & LIABILITIES (NET) — 0.66%			689,601

NET ASSETS — 100.00%			$104,778,637

**	Restricted as to public resale.

#	Non-income producing securities.

##	Required disclosure for restricted securities only.

@	At April 30, 2005 the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at April 30, 2005 was $47,417,317.

***	At April 30, 2005, the Company owned 25% or more of the company’s outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at April 30, 2005 was $11,433,178.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004

Principal Amount/ Shares		Acquisition Date	Value (Note 1)
MONEY MARKET INSTRUMENTS — 38.03%
$3,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$2,999,854
3,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		2,999,702
4,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		3,999,611
6,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.715%, 11/02/04		5,999,428
3,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		2,999,560
3,000,000	Du Pont Commercial Paper 1.75%, 11/03/04		2,999,563
9,900,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		9,898,130
3,750,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		3,748,198
8,500,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		8,495,939

	TOTAL MONEY MARKET INSTRUMENTS (Cost $44,139,985)		44,139,985

PUBLIC COMPANIES **, # — 4.03%
Common Stocks — 4.03%
Consumer Products — 2.56%
428,572	Senomyx, Inc.	06/04	2,976,005

Semiconductor — 1.47%
384,615	Netlogic Microsystems Inc.	07/04	1,706,922

	TOTAL PUBLIC COMPANIES (Cost $6,500,000)		4,682,927

PRIVATE COMPANIES **, #, @ — 51.75%

Common Stocks — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,750,000)		—

Notes to financial statements are an integral part of these financial statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 - (continued)

Shares		Acquisition Date	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued)
	Preferred Stocks — 51.03%
	Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	$—

	Enterprise Software — 9.83%
19,995,000	***Datanautics, Inc., Series A Preferred	01/04	4,000,000
7,454,720	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04	3,408,450
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			11,408,450

	Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	07/01	—

	Life Sciences — 7.10%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
1,403,696	Genoptix, Inc., Series B-2	07/03, 09/03, 12/03	1,250,000
310,290	Genoptix, Inc., Series C	08/04	277,089

			8,247,254

	Medical Technology — 5.54%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000

			6,425,000

	Optical — 10.90%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	—
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,655,118
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

			12,647,118

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 - (continued)

Principal Amount/Shares		Acquisition Date	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued)
	Preferred Stocks — (continued)
	Semiconductor — 11.93%
7,000,000	Chips & Systems, Inc., Series A	03/04	$3,500,000
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	600,000
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,052
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			13,848,948

	Wireless — 5.73%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000

	TOTAL PREFERRED STOCKS (Cost $69,300,611)		59,226,770

	Notes — 0.72%
	Enterprise Software — 0.65%
$750,000	***Pilot Software Inc., Bridge Note, 9%, 04/22/05	08/04 & 09/04, 10/04	750,000
	Semiconductor — 0.07%
$88,738	Virtual Silicon Technology, Inc., Bridge Note, 6%, 04/22/05	10/04	88,738

	TOTAL NOTES (Cost $838,738)		838,738

	Warrants — 0.00%
	Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $78,889,349)		60,065,508

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 - (continued)

Percent Owned		Acquisition Date	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 4.70%
0.40%	Advanced Technology Ventures VII, L.P.	08/01-04/04	$715,058
1.44%	Burrill Life Sciences Capital Fund	12/02-08/04	829,098
1.35%	CHL Medical Partners II, L.P.	01/02-02/04	482,377
1.04%	CMEA Ventures, L.P.	12/03-04/04	121,020
0.36%	Morgenthaler Partners VII, L.P.	07/01-07/04	1,076,400
0.58%	Prospect Venture Partners II, L.P.	06/01-09/04	1,325,462
0.90%	Sevin Rosen Fund VI, L.P.	10/04	90,000
2.36%	Tallwood II, L.P.	12/02-09/04	597,891
1.70%	Valhalla Partners, L.P.	10/03-09/04	219,199

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $6,614,318)		5,456,505

Shares
INVESTMENT COMPANIES — 1.19%
1,386,211	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,386,211)		1,386,211

	TOTAL INVESTMENTS (Cost $137,529,863) — 99.70%		115,731,136
	OTHER ASSETS & LIABILITIES (NET) — 0.30%		348,297

	NET ASSETS — 100.00%		$116,079,433

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2004. Total cost of restricted securities at October 31, 2004 aggregated $92,003,667. Total value of restricted securities owned at October 31, 2004 was $70,204,940 or 60.48% of net assets.

#	Non-income producing securities.

@	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2004 was $51,315,508.

***	At October 31, 2004, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2004 was $8,750,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	April 30, 2005 (Unaudited)	October 31, 2004
ASSETS:
Investments in unaffiliated issuers at value (Cost $43,362,528 and $52,140,514, respectively)	$45,238,541	$55,665,628
Investments in controlled affiliated issuers at value (Cost $11,433,178 and $8,750,000, respectively)	11,433,178	8,750,000
Investments in non controlled affiliated issuers at value (Cost $65,156,938 and $76,639,349, respectively)	47,417,317	51,315,508

Investments, at value (Cost $119,952,644 and $137,529,863, respectively) (Note 1)	104,089,036	115,731,136

Cash	68,868	—
Interest receivable	118,851	10,575
Other receivables	1,097,365	1,243,730
Prepaid insurance	33,462	3,791

Total Assets	105,407,582	116,989,232

LIABILITIES:
Management fees payable (Note 2)	510,975	583,569
Administration fees payable (Note 2)	61,033	50,936
Professional fees payable	25,000	184,559
Board of Managers fees payable (Note 2)	23,753	68,000
Other payables	8,184	22,735

Total Liabilities	628,945	909,799

NET ASSETS	$104,778,637	$116,079,433

NET ASSETS consist of:
Paid-in capital	$120,642,245	$137,878,170
Unrealized depreciation on investments	(15,863,608)	(21,798,737)

Total Net Assets	$104,778,637	$116,079,433

Units of Membership Interest Outstanding (Unlimited number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$354.93	$393.21

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Six Months Ended April 30,
	2005	2004
INVESTMENT INCOME:
Interest income from unaffiliated investments	$478,457	$233,663
Interest income from affiliated investments	108,629	6,729
Dividend income	14,734	2,347

Total Income	601,820	242,739

EXPENSES:
Management fees (Note 2)	1,128,008	1,200,959
Professional fees	125,138	69,634
Administration fees (Note 2)	70,776	69,463
Insurance Expense	31,987	39,677
Board of Managers fees (Note 2)	29,753	29,877
Custodian fees	9,567	10,870
Miscellaneous fees	7,934	7,967

Total Expenses	1,403,163	1,428,447

NET INVESTMENT LOSS	(801,343)	(1,185,708)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on investments on unaffiliated investments	1,587,218	—
Net realized loss on investments on affiliated investments	(7,146,254)	—
Net change in unrealized (depreciation) on investments	5,935,119	(1,078,382)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS	376,083	(1,078,382)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(425,260)	$(2,264,090)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended April 30,
	2005	2004
INVESTMENT INCOME:
Interest income from unaffiliated investments	$290,907	$111,528
Interest income from affiliated investments	65,323	—
Dividend income	7,511	1,152

Total Income	363,741	112,680

EXPENSES:
Management fees (Note 2)	510,975	591,117
Professional fees	86,574	34,346
Administration fees (Note 2)	36,881	34,122
Insurance Expense	17,896	19,561
Board of Managers fees (Note 2)	14,630	14,753
Custodian fees	5,030	5,234
Miscellaneous fees	3,902	3,934

Total Expenses	675,888	703,067

NET INVESTMENT LOSS	(312,147)	(590,387)

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS: (Note 1)
Net realized loss on investments on affiliated investments	(7,145,795)	—
Net change in unrealized appreciation/(depreciation) on investments	592,509	(189,992)

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS	(6,553,286)	(189,992)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(6,865,433)	$(780,379)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Six Months Ended April 30,
	2005	2004
OPERATIONS:
Net investment loss	$(801,343)	$(1,185,708)
Net realized loss on investments	(5,559,036)	—
Net change in unrealized appreciation/depreciation on investments	5,935,119	(1,078,382)

Net decrease in net assets resulting from operations	(425,260)	(2,264,090)

DISTRIBUTIONS TO SHAREHOLDERS:
Distributions	(10,875,536)	—

NET DECREASE IN NET ASSETS	(11,300,796)	(2,264,090)
NET ASSETS:
Beginning of period	116,079,433	122,457,853

End of period	$104,778,637	$120,193,763

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations.	$(425,260)	$(2,264,090)
Adjustments to reconcile net (decrease) in net assets from operations to net cash provided by/(used in) operating activities:
Net change in unrealized depreciation on investments	(5,935,119)	1,078,382
Purchase of investments	(10,544,504)	(10,494,037)
Proceeds received from the sale of investments and distributions received from private investment funds	8,834,437	79,022
Sale of short-term investments - net	13,728,250	8,497,818
Net realized loss on investments	5,559,036	—
(Increase)/Decrease in interest receivable	(108,276)	27
Decrease in other receivable	146,365	—
Increase in prepaid insurance	(29,671)	(40,729)
Decrease in management fee payable	(72,594)	(26,205)
Decrease in Board of Managers fees payable	(44,247)	(30,123)
(Decrease)/Increase in other expenses payable	(164,013)	41,438

Net cash provided by/(used in) operating activities	10,944,404	(3,158,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash Distributions to Unitholders	(10,875,536)	—

Net Cash Used in Financing Activities	(10,875,536)	—

Net increase/(decrease) in cash	68,868	(3,158,497)

Cash at beginning of period	—	3,738,154

Cash at end of period	$68,868	$579,657

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Six Months Ended April 30,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$393.21	$414.82
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(2.71)	(4.02)
Net realized and unrealized loss on investment transactions	1.27	(3.65)

Total from investment operations	(1.44)	(7.67)

FINANCING ACTIVITIES:
Distribution to Members	(36.84)	—

NET DECREASE IN NET ASSETS:	(38.28)	(7.67)

NET ASSET VALUE, END OF PERIOD	$354.93	$407.15

TOTAL NET ASSET VALUE RETURN (3), (4)	(0.37)%	(1.85)%
RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period (000’s)	$104,779	$120,194
Ratios to average net assets: (2)
Net expenses	2.45%	2.36%
Net investment loss	(1.40)%	(1.96)%
Portfolio Turnover Rate (3)	12.11%	0.11%

(1)	Selected data for a unit of membership interest outstanding through each period

(2)	Annualized

(3)	Not annualized

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

April 30, 2005 (Unaudited)

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

The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for the interim periods are not necessarily indicative of results for the entire year.

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

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis without giving effect to any disposition costs. There is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the investee company such as earnings, net worth, reliable private sale prices of the investee company’s securities, the market prices for similar securities of comparable companies, an assessment of the investee company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board of Managers under the supervision of the Board of Managers and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

At April 30, 2005 and October 31, 2004, market quotations were not readily available for securities valued at $66,095,087 or 63.08% of net assets and $65,522,013 or 56.45% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the private investment funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the private investment funds. As of April 30, 2005 and October 31, 2004, the Company had not received information to determine the tax cost of the private investment funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at April 30, 2005 was $111,388,062, and those investments had net depreciation on a tax basis at April 30, 2005 of $14,543,618, consisting of gross appreciation of $17,549,460 and gross depreciation of $32,093,078. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2004 was $130,915,545, and those investments had net depreciation on a tax basis at October 31, 2004 of $20,640,914, consisting of gross appreciation of $8,311,832 and gross depreciation of $28,952,746.

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

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Advisory Agreement (the “Agreement”), U.S. Trust Company served during the reporting period as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s average quarterly net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to June 1, 2003, and pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company, N.A. served as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser. As of April 30, 2005 and October 31, 2004, $510,975 and $583,569 were payable to the Investment Adviser.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company’s cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current net unrealized capital depreciation on all of the Company’s investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year. For the six month periods ended April 30, 2005 and April 30, 2004, there was no Incentive Carried interest earned by the Investment Adviser.

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

As of April 30, 2005 and October 31, 2004, Excelsior Venture Investors III, LLC had an investment in the Company of $66,516,919 and $73,691,035, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

On November 23, 2004, the Company engaged Deloitte & Touche LLP (“D&T”) as the Company’s Registered Public Accounting Firm for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Investment Adviser.

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

Note 3 —  Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the six-month periods ended April 30, 2005, and April 30, 2004 were as follows:

Six-Month Periods Ended April 30,	Purchases ($)	Proceeds ($)
2005	10,544,504	8,834,437
2004	10,494,037	79,022

Note 4 —  Commitments

As of April 30, 2005, the Company had outstanding investment commitments totaling $16,881,592.

Note 5 —  Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividend income from affiliated companies during the six months ended April 30, 2005 and 2004 and the year ended October 31, 2004. Transactions with companies, which are or were affiliates, were as follows:

			For the Six Months Ended April 30, 2005
Name of Investment	Shares/Par Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at April 30, 2005	April 30, 2005 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$—	$—	$—	$—	20,000,000	$4,000,000
Pilot Software Inc., Bridge Note, 9%	750,000	750,000	1,250,000	—	77,178	—	2,000,000	2,000,000
Datanautics Inc., Series A Preferred	19,995,000	4,000,000	—	—	—	—	19,995,000	4,000,000
Datanautics Inc., Bridge Note	—	—	1,433,178	—	7,704	—	1,433,178	1,433,178

Total Controlled Affiliates		$8,750,000	$2,683,178	$—	84,882	$—		$11,433,178

			For the Six Months Ended April 30, 2005
Name of Investment	Shares/Par Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at April 30, 2005	April 30, 2005 Value (Note 1)
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	$—	485,961	$6,196,003	*
Archemix Corporation, Series A Preferred	1,999,999	1,999,999	—	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	466,666	466,666	—	—	—	—	466,666	466,666
Cenqest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc. Series A Preferred	7,000,000	3,500,000	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	—	—	1,441,133	—	2,440	—	1,441,133	—
Ethertronics Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,001
Ethertronics Inc., Warrant	281,667	—	—	—	—	—	281,667	—
Ethertronics Inc., Bridge Note	—	—	250,000	—	5,206	—	250,000	250,000
Genoptix, Inc., Series B-1 Preferred	942,481	1,253,500	—	—	—	—	942,481	501,400
Genoptix, Inc., Series B-2 Preferred	1,403,696	1,250,000	277,089	—	—	—	1,403,696	877,450
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series C Preferred	310,290	277,089	—	—	—	—	620,580	554,178
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	7,454,720	3,408,450	492,958	—	—	—	8,532,883	3,901,408
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	—	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	600,000	—	—	—	(7,146,254)	—	—
NanoOpto Corp., Series A-1 Preferred	956,234	—	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	3,023,399	1,655,119	—	—	—	—	3,023,399	1,655,119
NanoOpto Corp., Bridge Note	—	—	722,101	—	—	—	722,101	722,101
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000
OpVista, Inc., Series D Preferred	—	—	1,058,000	—	—	—	102,404	1,058,000
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	450,052
Silverback Systems, Inc., Series C Preferred	34,364,257	4,298,896	—	—	—	—	34,364,257	4,298,896
Silverback Systems, Inc., Bridge Note	—	—	1,333,400	—	10,137	—	1,333,400	1,333,400
Silverback Systems, Inc., Warrant	—	—	67	—	—	—	67	67
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	1,187,500	1,425,000	—	—	—	—	1,187,500	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	5,000,000
Virtual Silicon Technology, Inc., Bridge Note	88,738	88,738	192,842	—	5,964	—	281,580	281,580

Total Non Controlled Affiliates		$51,315,508	$5,767,590	$—	$23,747	$(7,146,254)		$53,613,320

*	Security was not an affiliate as of April 30, 2005 and so is not denoted as such on the April 30, 2005 Portfolio of Investments or included in the cost and market value of affiliated issuers on the April 30, 2005 statement of assets and liabilities.

			For the Year Ended October 31, 2004
Name of Investment	Shares/Par Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at October 31, 2004	October 31, 2004 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$—	$—	$—	$—	20,000,000	$4,000,000
Pilot Software Inc., Bridge Note, 9%	—	—	750,000	—	9,062	—	750,000	750,000
Datanautics Inc., Series A Preferred	—	—	4,000,000	—	—	—	19,995,000	4,000,000
Datanautics Inc., Promissory Note 3%	4,000,000	4,000,000	—	$(4,000,000)	—	—	—	—

Total Controlled Affiliates		$8,000,000	$4,750,000	$(4,000,000)	$9,062	$—		$8,750,000

			For the Year Ended October 31, 2004
Name of Investment	Shares/Par Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at October 31, 2004	October 31, 2004 Value (Note 1)
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	$—	647,948	$3,000,000
Ancile Pharmaceuticals, Inc. Series D Preferred	2,419,355	—	—	—	—	(3,000,000)	—	—
Ancile Pharmaceuticals, Inc. Bridge Note 6%	850,000	—	—	—	—	(850,000)	—	—
Ancile Pharmaceuticals, Inc. Warrants	2	—	—	—	—	—	—	—
Archemix Corporation, Series A Preferred	1,314,285	1,314,285	685,714	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	—	—	466,666	—	—	—	466,666	466,666
Cenqest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc. Series A Preferred	—	—	3,500,000	—	—	—	7,000,000	3,500,000
Ethertronics Inc., Series B Preferred	3,766,666	5,650,000	1,000,000	—	—	—	4,433,333	6,650,000
Ethertronics Inc., Warrant	281,667	—	—	—	—	—	281,667	—
Genoptix, Inc., Series B-1 Preferred	942,481	1,253,500	—	—	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	826,823	734,851	515,148	—	—	—	1,403,696	1,250,000
Genoptix, Inc., Series C Preferred	—	—	277,089	—	—	—	310,290	277,089
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Gyration, Inc., Series C-2 Preferred	1,523,810	4,000,000	—	(5,290,579)	—	1,290,579	—	—
Gyration, Inc., Bridge Note 12%	—	—	2,797,200	(2,797,200)	6,658	—	—	—
Gyration, Inc., Warrant	—	—	2,800	(2,800)	—	—	—	—
LightConnect, Inc., Series B Preferred	4,330,504	948,563	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	5,914,488	2,704,226	704,225	—	—	—	7,454,720	3,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	5,400,000	—	—	—	—	3,333,333	600,000
NanoOpto Corp., Series A-1 Preferred	956,234	604,259	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	558,295	888,244	1,048,656	—	—	—	3,023,399	1,655,119
OpVista, Inc., Series B Preferred	5,333,333	1,500,000	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	71	—	12,671,059	5,000,000
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,052	—	—	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	30,927,835	3,965,564	333,333	—	—	—	34,364,257	4,298,896
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	—	—	1,425,000	—	—	—	1,187,500	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	5,000,000
Virtual Silicon Technology, Inc., Bridge Note	—	—	88,738	—	—	—	88,738	88,738

Total Non Controlled Affiliates		$48,405,544	$12,844,569	$(8,090,579)	$6,729	$(2,559,421)		$51,315,508

Note 6 — Pending Litigation

The Investment Adviser was contacted in September, 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The Investment Adviser has been providing full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously by the Investment Adviser, these Investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of certain mutual funds managed by the Investment Advisor. The short-term trading activities permitted under these arrangements have been terminated and the Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Investment Adviser, and certain of its affiliates, has also been named in five class action lawsuits which allege that the Investment Adviser, certain of its affiliates, and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Investment Advisor. Each seeks unspecified monetary damages and related equitable relief. The Investment Adviser and certain affiliates have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices.

The class and derivative actions described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. The Maryland court is expected to hear oral argument on the defendants’ motions to dismiss in mid-June, 2005. The defendants will not be required to answer the complaints until such motions have been decided. In addition, the Maryland court ruled in March 2005 that discovery with respect to all claims in the consolidated actions should be stayed until the court has ruled on the pending motions to dismiss the consolidated complaints.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information, the Investment Adviser believes that the pending Investigations and private lawsuits are not likely to materially affect the Investment Adviser’s ability to provide investment management services to the Company. The Company is not a subject of the Investigations or party to the lawsuits described above.

Note 7 — Guarantees

In the normal course of business, the Company enters into contractual agreements that provide general indemnifications against losses, costs, claims and liabilities arising from the performance of individual obligations under such agreements. The Company has had no prior claims or payments pursuant to such agreements. The Company’s individual maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Company that have not yet occurred. However, based on experience, the Company expects the risk of loss to be remote.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Six-month and Three-month Periods Ended April 30, 2005 as Compared to the Similar Periods in 2004

Realized and Unrealized Gains and Losses from Portfolio Investments

For the six-month periods ended April 30, 2005 and 2004, the Company had a net realized loss on security transactions of ($5,559,036) and $0, respectively. For the six-month periods ended April 30, 2005 and 2004, the Company had a net change in unrealized depreciation on investments of $5,935,119 and ($1,078,382), respectively. The realized loss for the period ended April 30, 2005 was principally the result of the Company’s sale of Monterey Design Systems during the period. The net change in unrealized depreciation for the period ended April 30, 2005 was principally the combination of: i) the sale of Monterey Design Systems, a private company investment, which resulted in a decrease in unrealized depreciation of approximately $7,150,000 due to the reclassification from unrealized depreciation to realized loss, ii) the sale of Netlogic Microsystems common shares, a public company investment, which resulted in an decrease in unrealized depreciation of $3,293,078, iii) the sale of Senomyx common shares, a public company investment, which resulted in an increase in unrealized depreciation of $1,476,005, iv) an increase in the value of Adeza Biomedical common shares, a public company investment, by $3,196,003, v) an increase of $4,941,133 due to the write-off of Chips & Systems, a private company investment, and vi) an increase of $1,124,649 due to the write-down of Genoptix, a private company investment. The net change in unrealized depreciation for the period ended April 30, 2004 was principally the result of an $886,041 write-down taken on NanoOpto Corporation, a private company investment, as well as a decline in the overall value of the Company’s private investment funds.

For the three-month periods ended April 30, 2005 and 2004, the Company had a net realized loss on security transactions of ($7,145,795) and $0, respectively. For the three-month periods ended April 30, 2005 and 2004, the Company had a net change in unrealized depreciation on investments of $592,509 and ($189,992), respectively. The realized loss for the period ended April 30, 2005 was principally the result of the Company’s sale of Monterey Design Systems during the period. The net change in unrealized depreciation for the period ended April 30, 2005 was principally the combination of: i) the sale of Monterey Design Systems, a private company investment, which resulted in an decrease in unrealized depreciation of approximately $7,150,000 due to the reclassification from unrealized depreciation to realized loss ii) an increase due to the decrease in value of Adeza Biomedical common shares, a public company investment, by $367,629, iii) an increase of $4,941,133 due to the write-off of Chips & Systems, a private company investment, and iv) an increase of $1,124,649 due to the write-down of Genoptix, a private company investment. The net change in unrealized depreciation for the period ended April 30, 2004 was principally the result of a decline in the overall value of the Company’s private investment funds.

Investment Income and Expenses

For the six-month period ended April 30, 2005, the Company had investment income of $601,820 and operating expenses of $1,403,163, resulting in a net investment loss of ($801,343). In comparison, for the similar period ended April 30, 2004, the Company had investment income of $242,739 and operating expenses of $1,428,447, resulting in a net investment loss of ($1,185,708). The increase in net investment income resulted from the increase in short-term investments as the Company has liquidated several of its private/public company investments. The Company continues its investment program in venture capital companies and private equity funds. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets under management during the period.

For the three-month period ended April 30, 2005, the Company had investment income of $363,741 and operating expenses of $675,888, resulting in a net investment loss of ($312,147). In comparison, for the similar period ended April 30, 2004, the Company had investment income of $112,680 and operating expenses of $703,067, resulting in a net investment loss of ($590,387). The increase in net investment income resulted from the increase in short-term investments as the Company has liquidated several of its private/public company investments. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets during the period.

U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (the “Investment Adviser”), and United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division (the “Investment Sub-Adviser” and together with U.S. Trust Company, N.A., the “Investment Advisers”), provide investment management and administrative services required for the operation of the Company. The term Investment Adviser includes, where applicable, U.S. Trust Company, the entity that merged into U.S. Trust Company, N.A. on June 1, 2003 as described in Note 2 to Item 1 above. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company as described in Note 2 to Item 1 above. Such fee is determined and payable quarterly.

For the six-month periods ended April 30, 2005 and 2004, the Investment Advisers earned $1,128,008 and $1,200,959 in management fees, respectively. Management fees declined over the period ended April 30, 2005 due to the decline in net assets under management. For the three-month periods ended April 30, 2005 and 2004, the Investment Advisers earned $510,975 and $591,117 in management fees, respectively. Management fees recorded during the period ended April 31, 2005 decreased over the period ended April 30, 2004 due to a decline in net assets under management.

Net Assets

At April 30, 2005, the Company’s net assets were $104,778,637, or a net asset value per unit of membership interest of $354.93. This represents a decrease of $11,300,796, or net asset value per unit of membership interest of $38.28, from net assets of $116,079,433, or a net asset value per unit of membership interest of $393.21 at October 31, 2004. The decrease resulted principally from a distribution to members of $10,875,536 or $36.84 paid on April 22, 2005.

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

At April 30, 2005, the Company held $68,868 in cash and $31,797,946 in short-term investments as compared to $0 held in cash and $45,526,196 in short-term investments at October 31, 2004. The decrease in short-term investments from October 31, 2004 was due to new and follow-on investments in private companies, capital calls to private investment funds, and a distribution paid to members of $10,875,536. The Company, during this period funded additional capital per its commitments to all of its private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through April 30, 2005, has contributed $8,818,408 or 34.3% of the total capital committed thus far. During the six-month period ended April 30, 2005, the Company also participated in follow-on financing rounds for several of its private companies totaling $8,450,767.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 63.1% of the Company’s net assets. For the private investments held at April 30, 2005, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $6.3 million change in net asset value from October 31, 2004.

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

Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board of Managers, both under the supervision of the Board of Managers, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 63.1% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. Nevertheless, the Company is exposed to equity price risk through its investments in the equity securities of one public company, Adeza Biomedical Corporation (NASDAQ: ADZA). During the six-month period ended April 30, 2005, this company successfully completed an initial public offering of common stock. At April 30, 2005, this publicly traded equity security was valued at $6,196,003, which was the closing market price at that date, representing 5.9% of the Company’s net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $619,600. At October 31, 2004, the Company was exposed to equity price risk through its investments in the equity securities of two public companies, NetLogic Microsystems, Inc. (NASDAQ: NETL), and Senomyx, Inc. (NASDAQ: SNMX). At October 31, 2004, these publicly traded equity securities were valued at $4,682,927, and a 30% discount to the closing market price at that date, representing 4.0% of the Company’s net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $468,293.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2005 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

EXCELSIOR VENTURE PARTNERS III, LLC

Date: June 14, 2005	By:	/s/ Douglas A. Lindgren
Douglas A. Lindgren
Chief Executive Officer

Date: June 14, 2005	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)