Form 10-Q
period 2005-07-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2005-09-14
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments (Unaudited)

	July 31, 2005
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$28,814,645	29.94%
INVESTMENT COMPANIES	1,564,210	1.63%

TOTAL SHORT-TERM INVESTMENTS	30,378,855	31.57%
PRIVATE COMPANIES	57,196,131	59.43%
PRIVATE INVESTMENT FUNDS	7,882,841	8.19%

TOTAL INVESTMENTS	95,457,827	99.19%
OTHER ASSETS & LIABILITIES (NET)	781,410	0.81%

NET ASSETS	$96,239,237	100.00%

Excelsior Venture Partners III, LLC

Portfolio of Investments

	October 31, 2004
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$44,139,985	38.03%
INVESTMENT COMPANIES	1,386,211	1.19%
PRIVATE COMPANIES	60,065,508	51.75%
PUBLIC COMPANIES	4,682,927	4.03%
PRIVATE INVESTMENT FUNDS	5,456,505	4.70%

TOTAL INVESTMENTS	115,731,136	99.70%
OTHER ASSETS & LIABILITIES (NET)	348,297	0.30%

NET ASSETS	$116,079,433	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments as of July 31, 2005 (Unaudited)

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
TOTAL MONEY MARKET INSTRUMENTS — 29.94%
$5,000,000	Danske Commercial Paper, 3.26%, 8/1/05 (Cost $5,000,000)		$5,000,000
5,165,000	UBS Financial Commercial Paper, 3.25%, 8/5/05 (Cost $5,163,135)		5,163,135
5,000,000	First Tennessee Bank CD, 3.31%, 8/10/05 (Cost $5,000,000)		5,000,000
1,000,000	Morgan Stanley Commercial Paper, 3.31%, 8/10/05 (Cost $999,172)		999,172
5,000,000	Dexia Delaware Commercial Paper, 3.29%, 8/12/05 (Cost $4,994,973)		4,994,973
1,000,000	Royal Bank of Scotland Commercial Paper, 3.28%, 8/12/05 (Cost $998,998)		998,998
1,660,000	Federal Home Loan Bank Discount Note, 3.22%, 8/12/05 (Cost $1,658,367)		1,658,367
5,000,000	Washington Mutual Bank Note, 3.40%, 9/6/05 (Cost $5,000,000)		5,000,000

	TOTAL MONEY MARKET INSTRUMENTS (COST $28,814,645)		28,814,645

PRIVATE COMPANIES **, #, @ — 59.43%
Common Stocks — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc	07/03	—

	TOTAL COMMON STOCKS (Cost $4,000,000)		—

Preferred Stocks — 50.65%
Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software — 10.29%
19,995,000	***Cydelity Inc., Series A (fka Datanautics, Inc.)	01/04	—
8,532,883	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04, 12/04, 2/05	3,901,408
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03,
		05,05, 06/05	6,000,000

			9,901,408

Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	7/01	—

Life Sciences — 5.05%
1,999,999	Archemix Corporation, Inc., Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Inc., Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series 1-A	12/01	501,400
1,403,696	Genoptix, Inc., Series 1-B	07/03, 09/03, 12/03	877,450
620,580	Genoptix, Inc., Series 1-C	08/04 & 01/05	554,178
728,413	Genoptix, Inc., Series 1-D	05/05	461,813

			4,861,506

Medical Technology — 6.68%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000

			6,425,000

Optical — 15.93%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01, 03/02	—
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,655,119

Notes to Financial Statements are an Integral Part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments as of July 31, 2005 (Unaudited) — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
Optical — 15.93% (continued)
5,333,333	OpVista, Inc., Series B	07/01	$—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000
10,368,483	OpVista, Inc., Series D	11/04	1,058,000
15,935,224	OpVista, Inc., Series E	05/05 & 06/05	1,626,030

			15,331,149

Semiconductor — 4.93%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,052
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	—

			4,748,948

Wireless — 7.77%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,001
722,232	Ethertronics, Inc., Series C	05/05	830,037

			7,480,038

	TOTAL PREFERRED STOCKS (Cost $70,046,538)		48,748,049

Notes — 8.78%

Enterprise Software — 5.20%
$2,000,000	***Pilot Software, Inc., Bridge Note	08/04, 09/04, 10/04, 11/04, 12/04	2,000,000
$3,000,000	***Cydelity, Inc., Bridge Note	12/04, 01/05, 02/05, 03/05, 04/05, 05/05, 07/05	3,000,000

			5,000,000
Semiconductor — 2.57%
$506,580	Virtual Silicon Technology, Inc., Bridge Note	10/04, 12/04, 02/05, 05/05, 06/05	506,580
$1,441,133	Chips & Systems, Inc., Bridge Note	11/04, 01/05, 02/05	—
$1,969,206	Silverback Systems, Inc., Bridge Note	01/05, 04/05, 07/05	1,969,206

			2,475,786
Wireless — 0.26%
$250,000	Ethertronics, Inc., Bridge Note	01/05	250,000

Optical — 0.75%
$722,101	NanoOpto Corporation, Bridge Note	12/04, 03/05	722,101

	TOTAL NOTES (Cost $9,889,020)		8,447,887

Warrants — 0.00%

Wireless — 0.00%
100,000	Ethertronics, Inc. (expiration date 9/30/07)	09/02	—
115,000	Ethertronics, Inc. (expiration date 9/30/07)	07/03	—
66,667	Ethertronics, Inc. (expiration date 9/30/07)	08/03	—

			—

Semiconductor — 0.00%
195	Silverback Systems, Inc., Warrant (expiration date 1/11/12)	01/05, 04/05, 07/05	195

	TOTAL WARRANTS (Cost $195)		195

	TOTAL — PRIVATE COMPANIES (Cost $83,935,753)		57,196,131

PRIVATE INVESTMENT FUNDS **, # — 8.19%
0.40%	Advanced Technology Ventures VII, LP	08/01-07/05	789,898
1.56%	Burrill Life Sciences Capital Fund	12/02-06/05	992,853
1.35%	CHL Medical Partners II, LP	01/02-11/04	588,026
1.04%	CMEA Ventures Partners, LP	12/03-06/05	395,114

Notes to Financial Statements are an Integral Part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments as of July 31, 2005 (Unaudited) — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 8.19% (continued)
0.36%	Morgenthaler Partners VII, LP	07/01-05/05	$1,504,117
0.59%	Prospect Venture Partners II, LP	06/01-07/05	1,631,933
0.98%	Sevin Rosen Fund VI, LP	10/04-06/05	342,580
2.36%	Tallwood II, LP	12/02-04/05	957,932
1.70%	Valhalla Partners II, LP	10/03-07/05	680,388

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $9,268,220)		7,882,841

INVESTMENT COMPANIES — 1.63%
1,564,210	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,564,210)		1,564,210

TOTAL INVESTMENTS (Cost $123,582,828) — 99.19%			95,457,827

OTHER ASSETS & LIABILITIES (NET) — 0.81%			781,410

NET ASSETS — 100.00%			$96,239,237

**	Restricted as to public resale.

#	Non-income producing securities.

##	Required disclosure for restricted securities only.

@	At July 31, 2005 the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at July 31, 2005 was $46,196,131.

***	At July 31, 2005, the Company owned 25% or more of the company’s outstanding voting shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at July 31, 2005 was $11,000,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments as of October 31, 2004

Principal Amount/ Shares		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 38.03%
$3,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$2,999,854
3,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		2,999,702
4,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		3,999,611
6,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.715%, 11/02/04		5,999,428
3,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		2,999,560
3,000,000	Du Pont Commercial Paper 1.75%, 11/03/04		2,999,563
9,900,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		9,898,130
3,750,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		3,748,198
8,500,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		8,495,939

	TOTAL MONEY MARKET INSTRUMENTS (Cost $44,139,985)		44,139,985

PUBLIC COMPANIES **, # — 4.03%
	Common Stocks — 4.03%
	Consumer Products — 2.56%
428,572	Senomyx, Inc.	06/04	2,976,005

	Semiconductor — 1.47%
384,615	Netlogic Microsystems Inc.	07/04	1,706,922

	TOTAL PUBLIC COMPANIES (Cost $6,500,000)		4,682,927

PRIVATE COMPANIES **, #, @ — 51.75%
	Common Stocks — 0.00%
	Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

	Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,750,000)		—

Notes to financial statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments as of October 31, 2004 - (continued)

Shares		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued)
	Preferred Stocks — 51.03%
	Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	$—

	Enterprise Software — 9.83%
19,995,000	***Datanautics, Inc., Series A Preferred	01/04	4,000,000
7,454,720	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04	3,408,450
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			11,408,450

	Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	07/01	—

	Life Sciences — 7.10%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
1,403,696	Genoptix, Inc., Series B-2	07/03, 09/03, 12/03	1,250,000
310,290	Genoptix, Inc., Series C	08/04	277,089

			8,247,254

	Medical Technology — 5.54%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000

			6,425,000

	Optical — 10.90%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	—
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,655,118
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

			12,647,118

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments as of October 31, 2004 - (continued)

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued)
	Preferred Stocks — (continued)
	Semiconductor — 11.93%
7,000,000	Chips & Systems, Inc., Series A	03/04	$3,500,000
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	600,000
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,052
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			13,848,948

	Wireless — 5.73%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000

	TOTAL PREFERRED STOCKS (Cost $69,300,611)		59,226,770

	Notes — 0.72%
	Enterprise Software — 0.65%
$750,000	***Pilot Software Inc., Bridge Note, 9%, 04/22/05	08/04 & 09/04, 10/04	750,000
	Semiconductor — 0.07%
$88,738	Virtual Silicon Technology, Inc., Bridge Note, 6%, 04/22/05	10/04	88,738

	TOTAL NOTES (Cost $838,738)		838,738

	Warrants — 0.00%
	Wireless — 0.00%
100,000	Ethertronics, Inc. (expiration date 9/30/07)	09/02	—
115,000	Ethertronics, Inc. (expiration date 9/30/07)	07/03	—
66,667	Ethertronics, Inc. (expiration date 9/30/07)	08/03	—

			—
	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $78,889,349)		60,065,508

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments as of October 31, 2004 - (continued)

Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 4.70%
0.40%	Advanced Technology Ventures VII, L.P.	08/01-04/04	$715,058
1.44%	Burrill Life Sciences Capital Fund	12/02-08/04	829,098
1.35%	CHL Medical Partners II, L.P.	01/02-02/04	482,377
1.04%	CMEA Ventures, L.P.	12/03-04/04	121,020
0.36%	Morgenthaler Partners VII, L.P.	07/01-07/04	1,076,400
0.58%	Prospect Venture Partners II, L.P.	06/01-09/04	1,325,462
0.90%	Sevin Rosen Fund VI, L.P.	10/04	90,000
2.36%	Tallwood II, L.P.	12/02-09/04	597,891
1.70%	Valhalla Partners, L.P.	10/03-09/04	219,199

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $6,614,318)		5,456,505

Shares
INVESTMENT COMPANIES — 1.19%
1,386,211	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,386,211)	1,386,211

	TOTAL INVESTMENTS (Cost $137,529,863) — 99.70%	115,731,136
	OTHER ASSETS & LIABILITIES (NET) — 0.30%	348,297

	NET ASSETS — 100.00%	$116,079,433

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2004. Total cost of restricted securities at October 31, 2004 aggregated $92,003,667. Total value of restricted securities owned at October 31, 2004 was $70,204,940 or 60.48% of net assets.

#	Non-income producing securities.

##	Required disclosure for restricted securities only.

@	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2004 was $51,315,508.

***	At October 31, 2004, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2004 was $8,750,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	July 31, 2005 (Unaudited)	October 31, 2004
ASSETS:
Investments in unaffiliated issuers, at value (Cost $39,647,075 and $52,140,514, respectively)	$38,261,696	$55,665,628
Investments in controlled affiliated issuers, at value (Cost $15,000,000 and $8,750,000, respectively)	11,000,000	8,750,000
Investments in non controlled affiliated issuers, at value (Cost $68,935,753 and $76,639,349, respectively)	46,196,131	51,315,508

Total Investments, at value (Cost $123,582,828 and $137,529,863, respectively) (Note 1)	95,457,827	115,731,136

Cash	5,060	—
Interest receivable	278,257	10,575
Other receivables	1,070,780	1,243,730
Prepaid insurance	17,921	3,791

Total Assets	96,829,845	116,989,232

LIABILITIES:
Management fees payable (Note 2)	485,151	583,569
Administration fees payable (Note 2)	51,155	50,936
Professional fees payable	41,601	184,559
Board of Managers fees payable (Note 2)	4,877	68,000
Other payables	7,824	22,735

Total Liabilities	590,608	909,799

NET ASSETS	$96,239,237	$116,079,433

NET ASSETS consist of:
Paid-in capital	$124,364,239	$137,878,160
Unrealized depreciation on investments	(28,125,002)	(21,798,727)

Total Net Assets	$96,239,237	$116,079,433

Units of Membership Interest Outstanding (Unlimited number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$326.00	$393.21

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Nine Months Ended July 31,
	2005	2004
INVESTMENT INCOME:
Interest income from unaffiliated investments	$708,354	$339,124
Interest income from affiliated investments	246,383	6,729
Dividend income	25,799	7,725

Total Income	980,536	353,578

EXPENSES:
Management fees (Note 2)	1,613,160	1,818,491
Professional fees	151,887	104,826
Administration fees (Note 2)	103,174	104,195
Insurance expense	47,528	59,624
Board of Managers fees (Note 2)	44,877	44,959
Custodian fees	19,865	16,578
Miscellaneous fees	12,390	11,988

Total Expenses	1,992,881	2,160,661

NET INVESTMENT LOSS	(1,012,345)	(1,807,083)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on investments on unaffiliated issuers	1,587,218	4,210
Net realized loss on investments on affiliated issuers	(3,213,258)	(3,850,000)
Net change in unrealized depreciation on investments	(6,326,275)	6,030,164

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS	(7,952,315)	2,184,374

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(8,964,660)	$377,291

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2005	2004
INVESTMENT INCOME:
Interest income from unaffiliated investments	$229,897	$105,461
Interest income from affiliated investments	137,754	—
Dividend income	11,064	5,378

Total Income	378,715	110,839

EXPENSES:
Management fees (Note 2)	485,151	617,532
Professional fees	26,748	35,192
Administration fees (Note 2)	32,400	34,732
Insurance expense	15,541	19,947
Board of Managers fees (Note 2)	15,123	15,082
Custodian fees	10,298	5,708
Miscellaneous fees	4,456	4,021

Total Expenses	589,717	732,214

NET INVESTMENT LOSS	(211,002)	(621,375)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on investments on unaffiliated issuers	—	4,210
Net realized gain/(loss) on investments on affiliated issuers	3,932,996	(3,850,000)
Net change in unrealized appreciation/(depreciation) on investments	(12,261,394)	7,108,546

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS	(8,328,398)	3,262,756

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(8,539,400)	$2,641,381

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended July 31,
	2005	2004
OPERATIONS:
Net investment loss	$(1,012,345)	$(1,807,083)
Net realized loss on investments	(1,626,040)	(3,845,790)
Net change in unrealized appreciation/(depreciation) on investments	(6,326,275)	6,030,164

Net increase/(decrease) in net assets resulting from operations	(8,964,660)	377,291

DISTRIBUTIONS TO SHAREHOLDERS:
Distributions	(10,875,536)	—

NET INCREASE (DECREASE) IN NET ASSETS	(19,840,196)	377,291
NET ASSETS:
Beginning of period	116,079,433	122,457,853

End of period	$96,239,237	$122,835,144

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$(8,964,660)	$377,291
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by/(used in) operating activities:
Net change in unrealized depreciation on investments	6,326,275	(6,030,164)
Purchase of investments	(18,753,637)	(14,289,421)
Proceeds received from the sale of investments and distributions received from private investment funds	15,927,291	96,219
Sale of short-term investments - net	15,147,341	12,286,514
Net realized loss on investments	1,626,040	3,845,790
Increase in interest receivable	(267,682)	(2,677)
Decrease in other receivable	172,950	—
Increase in prepaid insurance	(14,130)	(20,783)
(Decrease)/Increase in management fee payable	(98,418)	210
(Decrease) in Board of Managers fees payable	(63,123)	(15,041)
(Decrease)/Increase in other expenses payable	(157,651)	13,908

Net cash provided by/(used in) operating activities	10,880,596	(3,738,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to unitholders	(10,875,536)	—

Net cash used in financing activities	(10,875,536)	—

Net increase/(decrease) in cash	5,060	(3,738,154)

Cash at beginning of period	—	3,738,154

Cash at end of period	$5,060	$—

SUPPLEMENTAL INFORMATION:
Non-cash distributions received from private investment funds	$47,971	$12,987

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Nine Months Ended July 31,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$393.21	$414.82
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(3.43)	(6.12)
Net realized and unrealized gain/(loss) on investment transactions	(26.94)	7.39

Total from investment operations	(30.37)	1.27

FINANCING ACTIVITIES:
Distribution to Members	(36.84)	—

NET (DECREASE)/INCREASE IN NET ASSETS:	(67.21)	1.27

NET ASSET VALUE, END OF PERIOD	$326.00	$416.09

TOTAL NET ASSET VALUE RETURN (3), (4)	(8.49)%	0.31%
RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period (000’s)	$96,239	$122,835
Ratios to average net assets: (2)
Net expenses	2.42%	2.37%
Net investment loss	(1.23)%	(1.98)%
Portfolio Turnover Rate (3)	22.44%	0.11%

(1)	Selected data for a unit of membership interest outstanding through each period

(2)	Annualized

(3)	Not annualized

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

July 31, 2005 (Unaudited)

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

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company’s investment objective is to achieve long-term capital appreciation primarily by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Adviser (as defined below) believes offer significant long-term capital appreciation potential. Venture capital and private investment companies are companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors. The Company does not have the right to demand that such equity securities be registered.

Costs incurred in connection with the initial offering of units totaled $1,468,218. Each member’s pro rata share of these costs was deducted from his, her or its initial capital contribution.

The financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are, in the opinion of management, necessary for the fair statement of the results for the interim period. The results of operations for interim periods are not necessarily indicative of results for the entire year.

The following is a summary of the Company’s significant accounting policies. Such policies are in conformity with generally accepted accounting principles for investment companies and are consistently followed in the preparation of the financial statements. Generally accepted accounting principles in the United States of America require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates. Certain amounts in the prior period financial statements have been reclassified to conform to the current period’s financial statements.

A. Investment Valuation:

The Company values portfolio securities quarterly and at such other times as, in the Board of Managers’ view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal or contractual restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities and other assets for which no public market exists will be valued at fair value as determined in good faith by the Investment Adviser or a committee of the Board of Managers or both under the supervision of the Board of Managers pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

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

At July 31, 2005 and October 31, 2004, market quotations were not readily available for securities valued at $65,078,972 or 67.62% of net assets and $65,522,013 or 56.45% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the private investment funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the private investment funds. As of July 31, 2005 and October 31, 2004, the Company had not received information to determine the tax cost of the private investment funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at July 31, 2005 was $114,314,608, and those investments had net depreciation on a tax basis at July 31, 2005 of $26,739,622, consisting of gross appreciation of $17,549,460 and gross depreciation of $44,289,082. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2004 was $130,915,545, and those investments had net depreciation on a tax basis at October 31, 2004 of $20,640,914, consisting of gross appreciation of $8,311,832 and gross depreciation of $28,952,746.

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

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Prior to June 1, 2003, and pursuant to an Investment Advisory Agreement (the “Agreement”), U.S. Trust Company served during the reporting period as the Investment Adviser to the Company pursuant to an Investment Advisory Agreement with the Company. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to June 1, 2003, and pursuant to sub-advisory agreements among the Company, U.S. Trust Company, United States Trust Company of New York (“U.S. Trust NY”) and U.S. Trust Company, N.A., U.S. Trust NY and U.S. Trust Company (“U.S. Trust”), N.A. served as the investment sub-advisers to the Company and received an investment management fee from the Investment Adviser. As of July 31, 2005 and October 31, 2004, $485,151 and $583,569, respectively, were payable to the Investment Adviser.

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

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company’s cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current net unrealized capital depreciation on all of the Company’s investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year. For the nine month periods ended July 31, 2005 and July 31, 2004, there was no Incentive Carried interest earned by the Investment Adviser.

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC, Inc. (“PFPC”), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $15,000 for taxation services and (iii) reimburses PFPC for out-of-pocket expenses.

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

Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended and is reimbursed for expenses incurred for attending such meetings. No person who is an officer, manager or employee of U.S. Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

As of July 31, 2005 and October 31, 2004, Excelsior Venture Investors III, LLC had an investment in the Company of $61,095,827 and $73,691,035, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

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

On December 16, 2004, Schwab entered into an agreement with the Company and other funds managed by the Investment Adviser whereby Schwab will fund a reserve account to be held by the Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of E&Y. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Investment Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the nine-month periods ended July 31, 2005, and July 31, 2004 were as follows:

Nine-Month Periods Ended July 31,	Purchases ($)	Proceeds ($)
2005	18,753,637	15,927,291
2004	14,289,421	96,219

Note 4 — Commitments

As of July 31, 2005, the Company had outstanding investment commitments totaling $16,018,097.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividend income from affiliated companies during the nine months ended July 31, 2005 and 2004 and the year ended October 31, 2004. Transactions with companies, which are or were affiliates, were as follows:

			For the Nine Months Ended July 31, 2005
Name of Investment	Shares/Par Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at July 31, 2005	July 31, 2005 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$2,000,000	$—	$—	$—	46,362,656	$6,000,000
Pilot Software Inc., Bridge Note, 9%	750,000	750,000	1,250,000	—	134,014	—	2,000,000	2,000,000
Cydelity Inc., Series A Preferred (fka Datanautics, Inc.)	19,995,000	4,000,000	—	—	—	—	19,995,000	—
Cydelity Inc., Bridge Note (fka Datanautics, Inc.)	—	—	3,000,000	—	63,038	—	3,000,000	3,000,000

Total Controlled Affiliates		$8,750,000	$6,250,000	$—	197,052	$—		$11,000,000

			For the Nine Months Ended July 31, 2005
Name of Investment	Shares/Par Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at July 31, 2005	July 31, 2005 Value (Note 1)
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	$3,932,996	—	$—
Archemix Corporation, Series A Preferred	1,999,999	1,999,999	—	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	466,666	466,666	—	—	—	—	466,666	466,666
Cenqest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc. Series A Preferred	7,000,000	3,500,000	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	—	—	1,441,133	—	2,545	—	1,441,133	—
Ethertronics Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,001
Ethertronics Inc., Warrant	281,667	—	—	—	—	—	281,667	—
Ethertronics Inc., Bridge Note	—	—	250,000	—	6,301	—	250,000	250,000
Ethertronics Inc., Series C Preferred	—	—	830,037	—	—	—	722,232	830,037
Genoptix, Inc., Series 1-A Preferred	942,481	1,253,500	—	—	—	—	942,481	501,400
Genoptix, Inc., Series 1-B Preferred	1,403,696	1,250,000	—	—	—	—	1,403,696	877,450
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	310,290	277,089	277,089	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	—	—	461,814	—	—	—	728,413	461,814
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	7,454,720	3,408,450	492,958	—	—	—	8,532,883	3,901,408
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	—	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	600,000	—	—	—	(7,146,254)	—	—
NanoOpto Corp., Series A-1 Preferred	956,234	—	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	3,023,399	1,655,119	—	—	—	—	3,023,399	1,655,119
NanoOpto Corp., Bridge Note	—	—	722,101	—	—	—	722,101	722,101
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000
OpVista, Inc., Series D Preferred	—	—	1,058,000	—	—	—	10,368,483	1,058,000
OpVista, Inc., Series E Preferred	—	—	1,626,030	—	—	—	15,935,224	1,626,030
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	34,364,257	4,298,896	—	—	—	—	34,364,257	4,298,896
Silverback Systems, Inc., Bridge Note	—	—	1,969,206	—	28,685	—	1,969,206	1,969,206
Silverback Systems, Inc., Warrant	—	—	195	—	—	—	195	195
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	1,187,500	1,425,000	—	—	—	—	1,187,500	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	—
Virtual Silicon Technology, Inc., Bridge Note	88,738	88,738	417,842	—	11,800	—	506,580	506,580

Total Non Controlled Affiliates		$51,315,508	$9,546,405	$—	$49,331	$(3,213,258)		$46,196,131

			For the Year Ended October 31, 2004
Name of Investment	Shares/Par Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at October 31, 2004	October 31, 2004 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$—	$—	$—	$—	20,000,000	$4,000,000
Pilot Software Inc., Bridge Note, 9%	—	—	750,000	—	9,062	—	750,000	750,000
Datanautics Inc., Series A Preferred	—	—	4,000,000	—	—	—	19,995,000	4,000,000
Datanautics Inc., Promissory Note 3%	4,000,000	4,000,000	—	(4,000,000)	—	—	—	—

Total Controlled Affiliates		$8,000,000	$4,750,000	$(4,000,000)	$9,062	$—		$8,750,000

			For the Year Ended October 31, 2004
Name of Investment	Shares/Par Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Par Held at October 31, 2004	October 31, 2004 Value (Note 1)
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	$—	647,948	$3,000,000
Ancile Pharmaceuticals, Inc. Series D Preferred	2,419,355	—	—	—	—	(3,000,000)	—	—
Ancile Pharmaceuticals, Inc. Bridge Note 6%	850,000	—	—	—	—	(850,000)	—	—
Ancile Pharmaceuticals, Inc. Warrants	2	—	—	—	—	—	—	—
Archemix Corporation, Series A Preferred	1,314,285	1,314,285	685,714	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	—	—	466,666	—	—	—	466,666	466,666
Cenqest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc. Series A Preferred	—	—	3,500,000	—	—	—	7,000,000	3,500,000
Ethertronics Inc., Series B Preferred	3,766,666	5,650,000	1,000,000	—	—	—	4,433,333	6,650,000
Ethertronics Inc., Warrant	281,667	—	—	—	—	—	281,667	—
Genoptix, Inc., Series B-1 Preferred	942,481	1,253,500	—	—	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	826,823	734,851	515,148	—	—	—	1,403,696	1,250,000
Genoptix, Inc., Series C Preferred	—	—	277,089	—	—	—	310,290	277,089
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Gyration, Inc., Series C-2 Preferred	1,523,810	4,000,000	—	(5,290,579)	—	1,290,579	—	—
Gyration, Inc., Bridge Note 12%	—	—	2,797,200	(2,797,200)	6,658	—	—	—
Gyration, Inc., Warrant	—	—	2,800	(2,800)	—	—	—	—
LightConnect, Inc., Series B Preferred	4,330,504	948,563	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	5,914,488	2,704,226	704,225	—	—	—	7,454,720	3,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	5,400,000	—	—	—	—	3,333,333	600,000
NanoOpto Corp., Series A-1 Preferred	956,234	604,259	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	558,295	888,244	1,048,656	—	—	—	3,023,399	1,655,119
OpVista, Inc., Series B Preferred	5,333,333	1,500,000	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	71	—	12,671,059	5,000,000
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,052	—	—	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	30,927,835	3,965,564	333,333	—	—	—	34,364,257	4,298,896
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	—	—	1,425,000	—	—	—	1,187,500	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	5,000,000
Virtual Silicon Technology, Inc., Bridge Note	—	—	88,738	—	—	—	88,738	88,738

Total Non Controlled Affiliates		$48,405,544	$12,844,569	$(8,090,579)	$6,729	$(2,559,421)		$51,315,508

Note 6 — Pending Litigation

The Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”) and the Securities and Exchange Commission (the “SEC”) in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The Investment Adviser has cooperated with respect to these Investigations. As disclosed previously by the Investment Adviser, these Investigations have focused on circumstances in which a small number of parties were permitted to engage in short-term trading of certain mutual funds managed by the Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Investment Adviser, and certain of its affiliates, have also been named in five class actions which allege that the Investment Adviser, certain of its affiliates, and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Investment Adviser. Each seeks unspecified monetary damages and related equitable relief. The Investment Adviser, and certain of its affiliates, have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices.

The class and derivative actions described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings in a matter styled In Re Mutual Funds Investment Litigation, MDL Docket No. 1586. The five class actions were then consolidated and a single amended complaint was filed on or about September 29, 2004. The two derivative actions were also consolidated into a new amended complaint, also filed on or about September 29, 2004. The defendants in the consolidated actions have moved to dismiss such actions. The defendants will not be required to answer the complaints until such motions have been decided and discovery in the actions is currently stayed.

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

Nine-month and Three-month Periods Ended July 31, 2005 as Compared to the Similar Periods in 2004

Realized and Unrealized Gains and Losses from Portfolio Investments

For the nine-month periods ended July 31, 2005 and 2004, the Company had a net realized loss on security transactions of ($1,626,040) and ($3,845,790), respectively. For the nine-month periods ended July 31, 2005 and 2004, the Company had a net change in unrealized (depreciation)/appreciation on investments of ($6,326,275) and $6,030,164, respectively. The realized loss for the period ended July 31, 2005 was principally the result of the Company’s sale of Monterey Design Systems during the period, and partially offset by the gain on the sale of Adeza Biomedical Corporation common shares during the period. The net change in unrealized depreciation for the period ended July 31, 2005 was principally the combination of: i) the sale of Monterey Design Systems which resulted in a decrease in unrealized depreciation of approximately $7,150,000 due to the reclassification from unrealized depreciation to realized loss, ii) the sale of Netlogic Microsystems common shares which resulted in a decrease in unrealized depreciation of $3,293,078, iii) the sale of Senomyx common shares which resulted in an increase in unrealized depreciation of $1,476,005, iv) an increase of $4,941,133 due to the write down of Chips & Systems, v) an increase of $1,124,649 due to the write-down of Genoptix, vi) an increase of $4,000,000 due to the write-down of Cydelity, Inc., and vii) an increase of $5,000,000 due to the write-down of Virtual Silicon Technology, Inc. The net change in unrealized depreciation for the period ended July 31, 2004 was principally the result of a $2,483,711 increase in the overall valuation of the private and public company investments; mainly an increase in the valuation of LightConnect, Inc. offset in part by a decrease in the value of NetLogic Microsystems, Inc. (NASDAQ: NETL). There was also an increase as the Company reclassified $3,850,000 of unrealized depreciation to net realized loss on its sale of investment in Ancile Pharmaceuticals.

For the three-month periods ended July 31, 2005 and 2004, the Company had a net realized gain/(loss) on security transactions of $3,932,996 and ($3,845,790), respectively. For the three-month periods ended July 31, 2005 and 2004, the Company had a net change in unrealized appreciation/ (depreciation) on investments of ($12,261,394) and $7,108,546 respectively. The realized gain for the period ended July 31, 2005 was principally the result of the Company’s sale of Adeza Biochemical common shares during the period. The realized loss for the period ended July 31, 2004 was principally the result of the conclusion of Ancile Pharmaceuticals general assignment for the benefit of creditors. The net change in unrealized depreciation for the period ended July 31, 2005 was principally the combination of: i) the sale of Adeza Biomedical Common shares, which resulted in an increase in unrealized depreciation of $3,196,003, ii) an increase of $4,000,000 due to the write-down of Cydelity, Inc., and iii) an increase of $5,000,000 due to the write-down of Virtual Silicon Technology, Inc. The net change in unrealized depreciation for the period ended July 31, 2004 was principally the result of an increase in the overall valuation of the private and public company investments, as well as an increase due to the realization of the loss on Ancile Pharmaceuticals.

Investment Income and Expenses

For the nine-month period ended July 31, 2005, the Company had investment income of $980,536 and operating expenses of $1,992,881, resulting in a net investment loss of ($1,012,345). In comparison, for the similar period ended July 31, 2004, the Company had investment income of $353,578 and operating expenses of $2,160,661, resulting in a net investment loss of ($1,807,083). The decrease in investment loss resulted from higher interest income generated from a higher average level of short term investments. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets under management during the period.

For the three-month period ended July 31, 2005, the Company had investment income of $378,715 and operating expenses of $589,717, resulting in a net investment loss of ($211,002). In comparison, for the similar period ended July 31, 2004, the Company had investment income of $110,839 and operating expenses of $732,214, resulting in a net investment loss of ($621,375). The decrease in investment loss resulted from from higher interest income generated from a higher average level of short term investments. The decrease in operating expenses was due primarily to a decline in management fees which resulted from a reduced level of net assets under management during the period.

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

For the nine-month periods ended July 31, 2005 and 2004, the Investment Advisers earned $1,613,160 and $1,818,491 in management fees, respectively. Management fees declined over the period ended July 31, 2005 due to the decline in net assets under management. For the three-month periods ended July 31, 2005 and 2004, the Investment Advisers earned $485,151 and $617,532 in management fees, respectively. Management fees recorded during the period ended July 31, 2005 decreased over the period ended July 31, 2004 due to a decline in net assets under management.

Net Assets

At July 31, 2005, the Company’s net assets were $96,239,237, or a net asset value per unit of membership interest of $326.00. This represents a decrease of $19,840,196, or net asset value per unit of membership interest of $67.21, from net assets of $116,079,433, or a net asset value per unit of membership interest of $393.21 at October 31, 2004. The decrease resulted principally from i) a distribution to members of $10,875,536 or $36.84 per unit paid on April 22, 2005, ii) a net investment loss of ($1,012,345), or ($3.43) per unit, iii) a net realized loss on investment of ($1,626,040) or ($5.51) per unit, and iv) a net change in unrealized depreciation of ($6,326,275) or ($21.43) per unit.

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

At July 31, 2005, the Company held $5,060 in cash and $30,378,855 in short-term investments as compared to $0 held in cash and $45,526,196 in short-term investments at October 31, 2004. The decrease in short-term investments from October 31, 2004 was due to new and follow-on investments in private companies, capital calls to private investment funds, and a distribution paid to members of $10,875,536. The Company during this period funded additional capital per its commitments to all of its private investment funds. In connection with the Company’s total commitments to private investment funds in the amount of $25,700,000 since inception, the Company, through July 31, 2005, has contributed $9,681,903 or 37.67% of the total capital committed thus far. During the nine-month period ended July 31, 2005, the Company also participated in follow-on financing rounds for several of its private companies totaling $15,796,407.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the Independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 67.62% of the Company’s net assets. For the private investments held at July 31, 2005, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $15.4 million reduction in net asset value from October 31, 2004.

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

The Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal or contractual restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 67.62% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At July 31, 2005, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded. At October 31, 2004, the Company was exposed to equity price risk through its investments in the equity securities of two public companies, NetLogic Microsystems, Inc. (NASDAQ: NETL), and Senomyx, Inc. (NASDAQ: SNMX). At October 31, 2004, these publicly traded equity securities were valued at $4,682,927, and a 30% discount to the closing market price at that date, representing 4.0% of the Company’s net assets. Thus, there is exposure to equity price risk, estimated as the potential loss in fair value due to a hypothetical 10% decrease in quoted market prices, representing a decrease in the value of these securities of $468,293.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2005 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

(b) Changes in Internal Controls. There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PARTII.	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Changes in Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

The following information is provided herein although it is not required to be filed on the Form 8-K.

At a meeting held on June 9, 2005, the Board of Managers (the “Board”) of the Company, and those Managers (the “Independent Managers”) who are not “interested persons” of the Company as defined in the Investment Company Act of 1940, as amended, (the “Act”), voting separately, approved the extension of the Company’s investment advisory contract with the Investment Adviser. In connection with such action, the Investment Adviser presented detailed information to the Board requested by the Independent Managers through their counsel. Such information included (i) information confirming the financial condition of the Investment Adviser and the Investment Adviser’s profitability derived from its relationship with the Company; (ii) a description of the personnel and services provided by the Investment Adviser; (iii) comparative information on investment performance; and (iv) information regarding brokerage and portfolio transactions.

The Board reviewed and discussed financial information provided by the Investment Adviser which included an annual report and financial statements for both U.S. Trust and its parent. The Board reviewed and considered the Investment Adviser’s profitability derived from its relationship with the Company. Specifically, the Board reviewed and considered a profit contribution analysis of the Investment Adviser showing its fees, income, and expenses in connection with the Company and the methodology used in the analysis. The Board determined that the Investment Adviser is solvent and sufficiently well capitalized to perform the ongoing responsibilities to the Company and to satisfy its obligations under the Act and the advisory agreement.

The Board reviewed the advisory fee and the effective investment advisory fee rate paid by the Company and the appropriateness of such advisory fee. The Board reviewed and considered any economies of scale realized by the Company and how the current advisory fee for the Company reflects the economies of scale for the benefit of the shareholders of the Company, noting that as a closed-end fund nearing the end of its investment period and distributing its assets economies of scale were not a significant factor. It was noted, however, that the management fee payable to the Investment Adviser by the Company is reduced after the period of initial investment to reflect similar issues.

The Board also reviewed and considered the fees or other payments received by the Investment Adviser. Specifically, the Board reviewed and considered comparison of fees charged by investment advisers to fund peers of the Company, noting that the Investment Adviser’s fees were at the lower end of a narrow range. The Board also considered and reviewed information regarding brokerage, observing that the Company only occasionally engages in transactions in the public securities markets.

The Board reviewed and considered the qualifications of the current and anticipated portfolio managers to manage the portfolio of the Company, including their history managing private equity investments generally and their prior involvement with companies in the Company’s investment portfolio, and the background and expertise of the key personnel and amount of time they would be able to devote to the affairs of the Company. The Board concluded, in light of the particular requirements of the Company and the relatively late stage of the investment program, that it was satisfied with the professional qualifications and overall commitment to the Company of the anticipated portfolio management team.

The Board considered the nature, extent and quality of services rendered to the Company by the Investment Adviser and the investment performance of the Company based on the data provided which included comparisons with the public markets as evidenced by NASDAQ data, venture economics data, and data concerning performance relative to other venture and private equity funds with generally similar objectives and management policies that had commenced investment operations at about the same time and for which detailed information was available. The Board determined that in light of the data taken as a whole and the nature and stages of the investment program of the Company, the investment performance was reasonable and acceptable. The Board discussed the Investment Adviser’s profitability, and it was noted that the profitability percentage was within ranges generally determined to be reasonable, given the services rendered and the Company’s performance and services provided. The Board concluded that the Company’s fees paid to the Investment Adviser were reasonable in light of comparative performance and advisory fee information, costs of the services provided and profits to be realized and benefits derived by the Investment Adviser from the relationship with the Company.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certifications of Chief Executive Officers Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	On June 22, 2005, the Company filed a Current Report on Form 8-K to report under Item 5.02 a departure of the chief executive officer and the appointment of co-chief executive officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: September 14, 2005	By:	/s/ Timothy Leach
Timothy Leach
Co-Chief Executive Officer

Date: September 14, 2005	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: September 14, 2005	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer (Principal Financial Officer)