Form 10-K
period 2005-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2006-01-27
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

The Company’s prospects, including the prospects of the underlying investments are subject to certain uncertainties and risks. This Annual Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The Company’s future results may differ materially from its historical results and actual results of the Company and its underlying investments could differ materially from those projected in the forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.

PART I

ITEM 1.	BUSINESS.

Overview

Excelsior Venture Partners III, LLC (the “Company” or the “Fund”) is a Delaware limited liability company organized on February 18, 2000. The Company is a non-diversified, closed-end management investment company operating as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“Investment Company Act”), , and, in connection with its initial offering of units, registered said offering of units under the Securities Act of 1933, as amended (the “Securities Act”). BDCs are a special type of Investment Company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company’s investment objective is to achieve long-term capital appreciation by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Advisers (defined herein) believe offer significant long-term capital appreciation.

U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division, has served as Investment Adviser to the Company. United States Trust Company of New York, acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division, serves as Investment Sub-Adviser to the Company (together, the “Investment Advisers”). The Investment Advisers provide investment management services to the Company pursuant to an investment advisory agreement dated September 8, 2000 and an investment sub-advisory agreement dated September 8, 2000 (together the “Investment Agreements”). U.S. Trust Company, N.A. and United States Trust Company of New York are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Investment Advisers. The Investment Advisers are responsible for performing the management and administrative services necessary for the operation of the Company.

Pursuant to a Registration Statement on Form N-2 (File 333-30986), which was originally declared effective on September 7, 2000, the Company was authorized to offer an unlimited number of units of membership interest with no par value. The Company sold 295,210 units via a public offering, which closed on May 11, 2001, for gross proceeds totaling $147,605,000. .Units of the Company were made available through Charles Schwab & Co., Inc., the Company’s principal distributor (the “Distributor”).

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

The following is a summary of the Company’s investment portfolio.

*	This amount represents money market instruments and other cash equivalents held to fund follow-on investments in private companies, to meet contractual commitments to private investment funds and operation expense requirements of the Fund.

Investments Held — Private

Archemix Corporation (“Archemix”)

Description: Archemix is a biopharmaceutical company leading the development of aptamers as a new class of directed therapeutics for the prevention and treatment of chronic and acute disease. Aptamers can be used in a wide range of disease areas, including many of those currently addressed by protein-based therapeutics, and can be produced quickly and economically. With a portfolio of over 300 patents and patent applications, Archemix holds the key to the development of aptamer technology and its implications for the pharmaceutical industry. Archemix is focused on using its expertise to aggressively pursue drug discovery and development in a variety of areas. As of October 31, 2005 the Fund has invested $2.5 million in Archemix.

2005 Activity and Outlook: Archemix is actively working with its initial development partners Eyetech (in the field of ophthalmology) and Nuvelo (for an anticoagulant) to further the development of two compounds. The partnerships with Eyetech and Nuvelo apply to the research, development and eventual marketing of aptamer-based therapies. The company will also continue to seek additional aptamer development and marketing relationships in other therapeutic areas.

Cydelity (“Cydelity”, formerly Datanautics, Inc.)

Description: In August 2004, the company was repositioned to develop products for the high growth area of Internet Security and Online Fraud Management and was subsequently named Cydelity. This market opportunity is a logical extension to the company’s existing web analytics technology, as it has a number of capabilities that can be applied to this rapidly emerging market segment. The decision to reposition the company was driven primarily by significant market need to proactively avoid some of the recent high profile security infringements. The specific focus area for Cydelity’s technology is in controlling and monitoring fraudulent access and behavior by individuals who have (or appear to have) valid system/network credentials. As of October 31, 2005 the Fund has invested $3.0 million in Cydelity, and had previously invested $4 million in Datanautics.

2005 Activity and Outlook: Cydelity is exceeding investor milestones in product development, hiring employees and managing cash. The company has six beta customers and is well positioned to introduce a new commercial product in 2006.

Ethertronics, Inc. (“Ethertronics”)

Description: Ethertronics designs and manufactures the industry’s only Isolated Magnetic DipoleTM (IMD) internal antennas for wireless devices. Used in cellular and wireless LAN applications—phones, notebooks, LAN cards, PDAs, Bluetooth devices and GPS receivers—IMD antennas provide longer-range, increased signal strength and improved voice/data quality inside buildings, particularly in noisy environments and in fringe network coverage areas. As of October 31, 2005 the Fund has invested $8.1 million in Ethertronics.

2005 Activity and Outlook: In 2005, Intel selected Ethertronics’ technology as the RF/antenna specification for its CentrinoTM Wireless LAN chipset. Known for their outstanding performance, high isolation and small form factors, Ethertronics’ technology is viewed as perfect for the fast growing notebook computer market, where mobility is key. Likewise, HP selected the Ethertronic’s Isolated Magnetic Dipole Technology for their expanding line of notebook computers.

Genoptix, Inc. (“Genoptix”)

Description: Genoptix provides Personalized Medicine Services through its CLIA- and CAP-certified laboratory to hematologists and oncologists in order to resolve management dilemmas in the treatment of blood and bone marrow malignancies. Genoptix’s Personalized Medicine Services combines proprietary and exclusive tests with advanced clinical techniques to provide comprehensive evaluation to individual patients. The company’s tests monitor an individual patient’s response to chemotherapeutic agents in leukemia and other blood-related cancers. These services help physicians deliver personalized patient management which results in accurate diagnoses, more effective treatment, reduced adverse effects, enhanced monitoring and improved outcomes. As of October 31, 2005 the Fund has invested $4.8 million in Genoptix.

2005 Activity and Outlook: In August 2005, Genoptix completed a $17.3 million Series 1-D financing round, led by a new investor, Chicago Growth Partners. These funds will help Genoptix to accelerate expansion of its sales and marketing team, add capacity to its laboratory and grow its revenues.

LightConnect, Inc. (“LightConnect”)

Description: Designer and manufacturer of innovative MEMS (micro electro-mechanical systems) components and modules for next generation, dynamically configurable optical networks. LightConnect’s product is meeting the need for configurability in optical networks by enabling rapid dynamic bandwidth and circuit provisioning. LightConnect builds new optical components based on a unique technology know as diffractive MEMS. This approach, combined with advanced packaging and manufacturing, results in a new category of MEMS components that provide industry-leading performance, compactness, manufacturability and reliability. As of October 31, 2005 the Fund has invested $6.0 million in LightConnect.

2005 Activity and Outlook: LightConnect is now the market leader for MEMS-based components and modules. Its goal for 2005 is to further increase its leadership by providing its customers with the most reliable and cost-effective product. Also, in March 2005, LightConnect announced that its latest product, the Fast Variable Optical Attenuator Series 5000 (VOA), successfully passed the strict reliability guidelines listed in Telcordia GR-1209 and GR-1221—the standard for meeting requirements in this industry. This was the last hurdle for the industry’s smallest MEMS VOA before worldwide field deployment, as several large system companies have already qualified this component in their systems.

LogicLibrary, Inc. (“LogicLibrary”)

Description: LogicLibrary is the leading provider of a software system that enables the management and reuse of software development assets for large enterprises and IT environments. The company’s patent-pending technology provides a comprehensive and collaborative approach for creating, migrating and integrating enterprise applications for use in service-oriented architecture, web services and other software development initiatives. As of October 31, 2005 the Fund has invested $4.4 million in LogicLibrary.

2005 Activity and Outlook: Over the past four quarters, the company has experienced strong customer acquisition growth and greater demand for its products. We believe this is occurring due to the growing recognition of the importance of service-oriented architectures and software reuse in enhancing IT development efficiency. The company developed an add-in that allows users to launch its product directly from the Microsoft Visual Studio 2005 System, resulting in improved productivity, reduced costs and streamlined projects for developers and architects.

NanoOpto Corporation (“NanoOpto”)

Description: NanoOpto designs and manufactures integrated optical components using nanotechnology manufacturing platforms. The company is replacing today’s discrete, costly, space-hungry bulk optics with a coherent family of functional optical building blocks called Modular Nano-Optics. Both individually and with industry partners, NanoOpto uses its technology to produce superior versions of standard optical components and new classes of integrated optical subassemblies for both custom and general applications. As of October 31, 2005 the Fund has invested $4.3 million in NanoOpto.

2005 Activity and Outlook: In 2005, the company focused on its core products and its core large customers. NanoOpto anticipates delivering significant revenue growth during the next several quarters and is currently scaling its manufacturing capacity to meet these expectations.

OpVista, Inc. (“OpVista”)

Description: OpVista provides advanced optical network solutions for advanced video and IP services. The company’s reconfigurable optical transport systems are uniquely suited to deliver triple play convergence, especially advanced video and IP services, for cable and communications service providers. As of October 31, 2005 the Fund has invested $9.2 million in OpVista.

2005 Activity and Outlook: In 2005, the company continued as an important supplier to Cox Communications and Time Warner Cable. OpVista is actively bidding on a number of projects with additional cable companies and Telco service providers. The company has begun exploring the possibility of pursuing international market opportunities.

Pilot Software, Inc. (“Pilot”)

Description: Pilot provides operational performance management solutions—a combination of domain expertise, a proven approach and award-winning software—that enable organizations to rapidly achieve objectives by aligning execution with strategy. Pilot currently has over 400 active customers, including several Global 1000 companies such as the United States Government GSA, Swiss Life, Nokia and JetBlue Airways. As of October 31, 2005 the Fund has invested $8.1 million in Pilot.

2005 Activity and Outlook: Pilot continued to show strong revenue growth by acquiring new customers and expanding their installations at existing clients. Its maintenance legacy business continues to track according to plan. Operational performance management is an increasingly important priority among the large commercial enterprises and state and local government IT organizations that Pilot is targeting.

Silverback Systems, Inc. (“Silverback”)

Description: Silverback designs, manufactures and markets components which enable IP storage solutions and true network convergence for SAN, NAS and LAN. Silverback accelerates the design and performance of storage networking equipment through a comprehensive package of silicon, firmware and drivers. Also, because the company offers a complete development program, they accelerate the adoption of IP storage by helping equipment vendors provide a cost effective deployment solution for small, medium and eventually large enterprises. As of October 31, 2005 the Fund has invested $6.7 million in Silverback.

2005 Activity and Outlook: The Company’s products gained further recognition in 2005, and Silverback is planning to leverage its technology differentiation in 1G network storage product to introduce 10G products in 2006.

Tensys Medical, Inc. (“Tensys”)

Description: Tensys designs, develops, manufactures and markets a continuous, non-invasive arterial blood pressure management system. This method is more effective than intermittent cuff-based systems and far less invasive than arterial cannulation. As of October 31, 2005 the Fund has invested $6.4 million in Tensys.

2005 Activity and Outlook: Tensys launched its second-generation product to provide real-time, beat-to beat blood pressure in surgeries where, currently, a blood pressure cuff is used. Further development efforts will be focused on improving the ease of use of the company’s products. During the quarter, the Fund wrote down $4 million of its investment in Tensys. This writedown was primarily the result of operational and execution issues within the company.

Exits

The Fund liquidated its interest in six of its portfolio companies since inception. As a result of these exits, the Fund realized proceeds of $24 million. Total cost for these six companies was $29.7 million:

The Fund liquidated its interest in Adeza Biomedical Corporation (“Adeza”), a developer of diagnostic products for women’s healthcare. In liquidating this investment, the Fund realized proceeds of $6.9 million on its original $3.0 million investment in Adeza.

The Fund sold its interest in NetLogic Microsystems (“NetLogic”), a manufacturer of products that enable the global infrastructure of networking and optical communications to achieve their highest performance. As a result of the sale, the Fund realized proceeds of $4.4 million on its original $5.0 million investment in NetLogic.

The Fund liquidated Gyration, a provider of hardware and software solutions for business communication, PC and gaming markets. The Fund received proceeds of $7.6 million on its original $6.8 million investment following the liquidation of the Gyration.

The Fund sold its interest in Senomyx, a developer of flavors, flavor enhancers and taste modulators for the packaged food and beverage industry. The Fund realized proceeds of $3.7 million on its original $1.5 million investment in Senomyx.

Monterey Design Systems (“Monterey”), a developer of advanced physical software solutions for the semiconductor industry, was sold in the second quarter. As a result of the sale, the Fund received proceeds of $0.8 million on its original $7.8 million investment in Monterey.

The Fund sold its interest in Virtual Silicon Technologies (“VST”). The investment in VST was written down in response to two events during 2005, including a material change in the VST’s senior management team and a simultaneous lack of follow-on funding support from VST’s largest investor. The interest was subsequently sold in the fourth quarter for proceeds of $0.6 million. The Fund originally invested $5.6 million in VST.

Since its inception, the Fund has written four investments down to zero. These write downs represent a collective $15.9 million in total cost across the four investments:

The Fund made a $4.9 million investment in Chips and Systems, of which the initial investment was made in March 2004. Later in 2004, the original lead investor decided not to continue to fund the company. The investment available from the other existing investors was not sufficient to allow the company to continue to operate. Chips and Systems is currently in bankruptcy proceedings and will attempt to wind up its affairs by year-end 2005. There is a possibility that creditors, including the Fund via bridge notes, may receive a small cash distribution before Chips and Systems’ dissolution.

Ancile Pharmaceuticals (“Ancile”) was a specialized pharmaceutical company focused on the development of prescription botanical drugs. Since the data for a new drug trial did not show clear efficacy, investors chose not to continue funding the company. The Fund invested a total of $3.9 million in Ancile.

A $2.0 million investment in Cenquest, Inc. (“Cenquest”) was written down due to the company’s disappointing execution in a highly competitive industry. Cenquest was focused on the corporate training industry by acting as an intermediary provider of accredited business and management degree programs to large corporations.

MIDAS Vision Systems, Inc. (“MIDAS”), a developer of automated optical inspection systems, was unable to reverse sales declines due to the significant drop-off in capital expenditure spending in the semiconductor industry in 2001-2002. As a result, the Fund wrote down its $5.1 million investment, made in December 2001 and March 2003.

Investments Held — Third Party Investment Funds

Advanced Technology Ventures VII, L.P. (“ATV”) is a $700 million venture capital fund targeting multi-stage information technology, communications and life sciences companies. As of October 31, 2005, ATV has drawn a net of approximately $1.4 million of the Fund’s $2.7 million capital commitment. At October 31, 2005, the total value (fair market value plus net distributions) of this investment was $1.2 million.

Burrill Life Sciences Capital Fund (“Burrill”) is a $200 million venture capital fund established to invest primarily in innovative, early-stage life science venture opportunities. As of October 31, 2005, Burrill has drawn a net of approximately $1.2 million of the Fund’s $3.0 million capital commitment. At October 31, 2005, the total value (fair market value plus net distributions) of this investment was $1.0 million.

CHL Medical Partners II, L.P. (“CHL”) is a $125 million venture capital fund targeting start-up and early-stage medical technology and life sciences companies. As of October 31, 2005, CHL has drawn a net of approximately $0.9 million of the Fund’s $2.0 million capital commitment. At October 31, 2005, the total value (fair market value plus net distributions) of this investment was $0.8 million.

CMEA Ventures VI, L.P. (“CMEA”) is a $250 million venture capital fund targeting both early life science and information technology companies. As of October 31, 2005, CMEA has drawn a net of approximately $0.6 million of the Fund’s $3.0 million capital commitment. At October 31, 2005, the total value (fair market value plus net distributions) of this investment was $0.5 million.

Morgenthaler Venture Partners VII, L.P. (“Morgenthaler”) is an $850 million venture capital fund targeting multi-stage information technology, communications and health care companies. As of October 31, 2005, Morgenthaler has drawn a net of approximately $2.0 million of the Fund’s $3.0 million capital commitment. At October 31, 2005, the total value (fair market value plus net distributions) of this investment was $1.7 million.

Prospect Venture Partners II, L.P. (“Prospect”) is a $500 million venture capital fund targeting multi-stage life sciences companies. As of October 31, 2005, Prospect has drawn a net of approximately $2.0 million of the Fund’s $3.0 million capital commitment. At October 31, 2005, the total value (fair market value plus net distributions) of this investment was $1.9 million.

Sevin Rosen IX, L.P. (“Sevin Rosen”) is a top-tier early-stage venture capital firm, which closed a $305 million venture capital fund dedicated to early-stage technology investments. As of October 31, 2005, Sevin Rosen has drawn a net of approximately $0.7 million of the Fund’s $3.0 million capital commitment. At October 31, 2005, the total value (fair market value plus net distributions) of this investment was $0.7 million.

Tallwood II, L.P. (“Tallwood”) is a $150 million venture capital fund established to invest in attractive, early-stage growth companies possessing leading-edge technology in the semiconductor industry. As of October 31, 2005, Tallwood has drawn a net of approximately $1.4 million of the Fund’s $3.0 million capital commitment. At October 31, 2005, the total value (fair market value plus net distributions) of this investment was $1.1 million.

Valhalla Partners, L.P. (“Valhalla”) is a $200 million venture capital fund established to invest in attractive early-stage venture capital investments in information technology companies in the Mid-Atlantic region. As of October 31, 2005, Valhalla has drawn a net of approximately $1.0 million of the Fund’s $3.0 million capital commitment. At October 31, 2005, the total value (fair market value plus net distributions) of this investment was $0.9 million.

For additional information concerning the Company’s investments, see the financial statements beginning on page 12 of this report.

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

Employees

At October 31, 2005, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Investment Advisers pursuant to the Investment Agreements.

ITEM 2.	PROPERTIES.

The Company does not own or lease any physical properties.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company has an unlimited number of no par value units authorized. As of October 31, 2005, 295,210 units of membership interest were issued and outstanding. There is no established public trading market for the Company’s units of membership interest.

Holders

There were 255 holders of units of membership interest as of December 31, 2005.

Dividends and Distributions

Fiscal Year Ended October 31, 2005. A distribution of $36.84 per share was made to unitholders during the fiscal year ended October 31, 2005.

Fiscal Year Ended October 31, 2004. There were no dividends or distributions paid during fiscal year 2004.

For additional information concerning the payment of dividends, see “Significant Accounting Policies” in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.	SELECTED FINANCIAL DATA.

($ in 000’s except for per unit data)

Fiscal Year Ended	10/31/05	10/31/04	10/31/03	10/31/02	10/31/01
Financial Position
Investments in securities	$92,593	$115,731	$119,500	$138,513	$139,676
Other Assets	1,362	1,258	3,744	1,063	8,527
Total Assets	93,955	116,989	123,244	139,576	148,203
Liabilities	606	910	786	1,081	1,782
Net Assets	93,349	116,079	122,458	138,495	146,421
Changes in Net Assets
Net investment income (loss)	(1,311)	(2,318)	(2,077)	(1,659)	831
Net (loss) on investments	(10,544)	(4,060)	(13,960)	(6,267)	(60)
Dividends	10,876	—	—	—	487
Per Unit Data
Net Assets	316.21	393.21	414.82	469.14	495.99
Dividends Paid	36.84	—	—	—	1.65

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

At October 31, 2005, the Company held $574,146 in cash and cash equivalents and $28,598,294 in short-term investments as compared to $0 in cash and cash equivalents and $45,526,196 in short-term investments at October 31, 2004. The decrease in cash and short-term investments from October 31, 2004 was primarily due to new and follow-on investments in private companies as well as capital invested in private investment funds and a distribution paid to members of $10,875,536. This was partially offset by proceeds received from the sale of investments and distribution received from the private investment funds. The Company during this period funded additional capital per its commitments to all of its private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through October 31, 2005, has contributed $11,143,654 or 43.4% of the total capital committed to nine private investment funds. During the fiscal year ended October 31, 2005, the Company also participated in follow-on financing rounds for several of its private companies totaling $16,751,272.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Results of Operations

Investment Income and Expenses

For the fiscal year ended October 31, 2005, the Company had investment income of $1,299,082, primarily from investments in short-term securities, and net operating expenses of $2,609,971, resulting in a net investment loss of ($1,310,889). For the fiscal year ended October 31, 2004, the Company had investment income of $540,784, primarily from investments in short-term securities, and net operating expenses of $2,859,165, net of expenses reimbursed by the Investment Advisor of $99,275, resulting in a net investment loss of ($2,318,381) as compared to investment income of $844,930 and net operating expenses of $2,922,068 resulting in a net investment loss of ($2,077,138) for the fiscal year ended October 31, 2003. The increase in investment income for the year ended October 31, 2005 is due to increase in interest income from investment in the private companies and from increase in interest earned on short-term securities. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period. For fiscal 2004, the decline in investment income is due to a decline in interest earned on short-term securities, as well as a decrease in the level of assets invested in short-term securities due to the Company’s investment in private companies and private investment funds. Net operating expenses decreased during fiscal 2004 compared to fiscal 2003 due primarily to reduced management fees paid to the Investment Advisers.

For the fiscal year ending October 31, 2005, 2004 and 2003 the Investment Advisers earned $2,082,454, $2,402,059 and $2,530,840 in management fees respectively. This decrease is a result of the fact that net assets for the periods of calculation of management fees during fiscal 2005 were lower than those for similar periods during the fiscal years ended October 31, 2004 and October 31, 2003. The Investment Advisers provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company. This fee is determined and payable quarterly.

Net Assets

The Company’s net assets were $93,348,847, or a net asset value per unit of $316.21, at October 31, 2005. This represents a decline of ($22,730,586), or ($77.00) per unit, from net assets of $116,079,433, or $393.21 per unit, at October 31, 2004. The decrease resulted principally from i) a distribution to members of $10,875,536 or $36.84 paid on April 22, 2005, ii) a net investment loss of ($1,310,889), or ($4.44) per unit, iii) a net realized loss on investment as describe below, of ($8,527, 063) or ($28.89) per unit, and iii) a net change in unrealized depreciation as described below, of ($2,017,098) or ($6.83) per unit.

The Company’s net assets were $116,079,433, or a net asset value per unit of $393.21, at October 31, 2004. This represents a decline of $6,378,420, or ($21.61) per unit, from net assets of $122,457,853, or $414.82 per unit, at October 31, 2003. This decline in net asset value per unit is comprised of a net investment loss totaling ($2,318,381), or ($7.85) per unit, and a net change in realized and unrealized depreciation on investments of ($4,060,039), or ($13.76) per unit. The net realized loss of ($2,555,211), or ($8.66) per unit, was attributable to Gyration, Inc. and Ancile Pharmaceuticals. The net change in unrealized depreciation of ($1,504,828), or ($5.10) per unit, was principally the result of declines in the valuations of Monterey Design Systems and NetLogic Microsystems, Inc. (NASDAQ: NETL), offset by unrealized appreciation related to Ancile Pharmaceuticals, LightConnect, and Senomyx (NASDAQ: SNMX), as described below.

Realized and Unrealized Gains and Losses from Portfolio Investments

The realized loss of ($8,527,063) for the fiscal year ended October 31, 2005 was principally the result of i) the Company’s sale of Monterey Design Systems which resulted in a realized loss of ($6,968,823) ii) the sale of Virtual Silicon Technology, Inc resulting in a realized loss of ($4,885,416) and iii) the reclassification of Cenquest Inc., from unrealized depreciation to realized loss of ($2,000,000). The realized loss was partially offset by the realized gain of $3,932,996 on the sale of Adeza Biomedical Corporation common shares and a realized gain of $2,160,665 on the sale of Senomyx, Inc. common shares.

The net change in unrealized (depreciation) of ($2,017,098) for the year ended October 31, 2005 was principally the combination of: i) the sale of Monterey Design Systems, a private company investment, which resulted in a decrease in unrealized depreciation of approximately $7,150,000 ii) the sale of Netlogic Microsystems common shares, a public company investment, which resulted in a decrease in unrealized depreciation of $3,293,078, iii) the sale of Senomyx common shares, a public company investment, which resulted in an increase in unrealized depreciation of $1,476,005, iv) an increase of $4,941,133 due to the write-down of Chips & Systems, a private company investment, vi) an increase of $605,357 due to the write-down of Genoptix, a private company investment, vii) an increase of $4,000,000 due to the write-down of Cydelity, Inc., viii) an increase of $4,000,000 due to the write-down of Tensys Medical Inc., a private company investment, ix) a decrease of $747,387 due to the write-up of NanoOpto Corporation, a private company investment and x) the reclassification of Cenquest, Inc from unrealized depreciation to realized loss of $2,000,000.

The realized loss for the fiscal year ended October 31, 2004 was principally the result of the conclusion of Ancile Pharmaceuticals’ general assignment for the benefit of creditors, where the assets of the business have been sold and its affairs wound up. The Company received no further distributions and accordingly reclassified $3,850,000 of unrealized depreciation to net realized loss on investments. This loss was offset by one of the Company’s investments, Gyration, Inc., which entered into a merger agreement. On August 19, 2004, the Company received proceeds totaling $6,948,069 as a cash consideration for its investment in Gyration, Inc., and as of October 31 2005 the company received an additional $700,346 that was held in escrow. In August 2004, the Company recorded a realized gain on the transaction of $1,284,391.

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

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 68.55% of the Company’s net assets. For the private investments held at October 31, 2005, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $18.1 million decrease in net asset value from October 31, 2004.

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

Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the Company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board of Managers, (the “Board”) both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 68.55% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At October 31, 2005, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

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

Report of Independent Registered Public Accounting Firm

Portfolios of Investments at October 31, 2005 and October 31, 2004

Statements of Assets and Liabilities at October 31, 2005, and October 31, 2004

Statements of Operations for the years ended October 31, 2005, October 31, 2004 and October 31, 2003

Statements of Changes in Net Assets for the years ended October 31, 2005, October 31, 2004 and October 31, 2003

Statements of Cash Flows for the years ended October 31, 2005, October 31, 2004 and October 31, 2003

Financial Highlights for the years ended October 31, 2005, October 31, 2004, October 31, 2003, October 31, 2002 and period April 5, 2001 (commencement of operations) through October 31, 2001

Notes to Financial Statements

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of

Excelsior Venture Partners III, LLC

We have audited the accompanying statement of assets and liabilities of Excelsior Venture Partners III, LLC (the “Fund”), including the portfolio of investments, as of October 31, 2005, and the related statements of operations and cash flows for the year then ended, the statement of changes in net assets for each of the two years in the period then ended, and the financial highlights for each of the three years in the period then ended. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial highlights for the year ended October 31, 2002 and for the period April 5, 2001 (commencement of operations) to October 31, 2001 were audited by other auditors whose report, dated December 17, 2002, expressed an unqualified opinion on such financial highlights.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2005, by correspondence with the custodian and the management of the private investment funds; where replies were not received for the private investment funds, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(A), the financial statements include investment securities valued at $63,994,789 as of October 31, 2005, representing 68.55% of net assets, whose values have been estimated by the Investment Adviser, under the supervision of the Board of Managers, in the absence of readily ascertainable market values. We have reviewed the procedures used by the Investment Adviser in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of valuation, the Investment Adviser’s estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC as of October 31, 2005, the results of its operations and its cash flows for the year then ended, the changes in its net assets for each of the two years in the period then ended, and the financial highlights for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America.

New York, New York
December 23, 2005

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2005

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 29.44%
$7,000,000	Federal Farm Credit Bank Discount Note 3.67%, 11/2/05		$6,999,286
$4,000,000	Danske Commercial Paper 3.82%, 11/7/05		3,997,453
$7,500,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		7,495,400
$5,000,000	Federal Home Loan Mortgage Corp. Discount Note 3.72%, 11/08/05		4,996,383
$4,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		3,997,013

	TOTAL MONEY MARKET INSTRUMENTS (Cost $27,485,535)		27,485,535

	PRIVATE COMPANIES ** — 58.88%
	Common Stocks # , @— 0.00%
	Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Enterprise Software – 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

	Life Sciences – 0.00%
46,860	Genoptix, Inc.	07/03	—

	TOTAL COMMON STOCKS (Cost $5,247,500)		—

	Preferred Stocks # — 53.56%
	Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

	Enterprise Software @ — 13.40%
19,995,000	***Cydelity, Inc., Series A	01/04	—
6,530,581	***LogicLibrary, Inc., Series A	01/02, 12/04, 02/05 & 08/05	2,985,916
3,080,464	***LogicLibrary, Inc., Series A-1	08/03 & 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			12,504,462

	Life Sciences — 5.76%
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

			5,384,302

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2005

Shares/Principal Amount		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, @ — (continued)
	Preferred Stocks # — (continued)
	Medical Technology @ —2.60%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

	Optical @ — 18.01%
4,330,504	LightConnect, Inc., Series B	07/01	$5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	1,116,350
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000
10,368,483	OpVista, Inc., Series D	11/04	1,058,000
15,935,224	OpVista, Inc., Series E	05/05, 06/05	1,626,030

			16,811,924

	Semi-Conductor @ — 5.09%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
2,211,898	Silverback Systems, Inc., Series B-1	03/03 & 09/03	1,415,615
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	3,333,333

			4,748,948

	Wireless @ — 8.70%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
980,172	Ethertronics, Inc., Series C	05/05, 10/05	1,470,258

			8,120,258

	TOTAL PREFERRED STOCKS (COST $65,779,204)		49,994,894

	Notes @ — 5.32%
	Enterprise Software — 3.21%
$3,000,000	***Cydelity, Inc., 8.00% Bridge Note, March, 2006	12/04, 01/05, 02/05, 03/05, 04/05, 05/05, 07/05	3,000,000

Notes to Financial Statements are an Integral Part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 — (continued)

Shares/Principal Amount		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, @ — (continued)
	Notes — (continued)
	Semi-Conductor — 2.11%
$1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04, 01/05, 02/05	—
$1,333,335	Silverback Systems, Inc., 5.00% Bridge Note, January 2006	01/05 & 04/05	1,333,335
$635,871	Silverback Systems, Inc., 5.00% Bridge Note, July 2006	07/05	635,871

			1,969,206
	TOTAL NOTES (COST $6,410,339)		4,969,206

	Warrants #, @ — 0.00%
	Enterprise Software — 0.00%
7,500,000	***Cydelity, Inc. Series A (expiration dates 12/08 and 07/09)	12/04 & 07/05	$—
	Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
	Semiconductor — 0.00%
4,173,033	Silverback Systems, Inc. Series C (expiration date 01/12 and 07/12)	01/05, 04/05, 07/05	196
	Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
163,580	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 & 10/05	—

	TOTAL WARRANTS (Cost $196)		196

	TOTAL — PRIVATE COMPANIES (Cost $77,437,239)		54,964,296

Percent Owned
	PRIVATE INVESTMENT FUNDS **, # — 9.68%
0.39%	Advanced Technology Ventures VII, L.P.	08/01-10/05	919,392
1.55%	Burrill Life Sciences Capital Fund	12/02-10/05	988,026
1.35%	CHL Medical Partners II, L.P.	01/02-08/05	630,925
1.04%	CMEA Ventures, L.P.	12/03-10/05	532,630
0.36%	Morgenthaler Partners VII, L.P.	07/01-08/05	1,505,173
0.57%	Prospect Ventures Partners II, L.P.	06/01-10/05	1,756,519
0.98%	Sevin Rosen Fund IX, L.P.	10/04-10/05	705,979
2.36%	Tallwood II, L.P.	12/02-08/05	1,072,808
1.70%	Valhalla Partners, L.P.	10/03-10/05	919,041

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $10,373,375)		9,030,493

Notes to Financial Statements are an Integral Part of these Financial Statements.

Shares
	INVESTMENT COMPANIES – 1.19%
1,112,759	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,112,759)	1,112,759

	TOTAL INVESTMENTS (Cost $116,408,908) – 99.19%	92,593,083
	OTHER ASSETS & LIABILITIES (NET) – 0.81%	755,764

	NET ASSETS – 100.00%	$93,348,847

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2005. Total cost of restricted securities at October 31, 2005 aggregated $87,810,614. Total value of restricted securities owned at October 31, 2005 was $63,994,789 or 68.55% of net assets.

#	Non-income producing securities.

@	At October 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2005 (including investments in controlled affiliates) was $52,497,631.

***	At October 31, 2005, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2005 was $15,504,462.

##	Disclosure is required for restricted securities only.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004

Principal Amount/Shares		Acquisition Date	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 38.03%
$3,000,000	UBS Financial Commercial Paper 1.75%, 11/01/04		$2,999,854
3,000,000	Morgan Stanley Commercial Paper 1.79%, 11/02/04		2,999,702
4,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.75%, 11/02/04		3,999,611
6,000,000	Federal Home Loan Mortgage Corp. Discount Note 1.715%, 11/02/04		5,999,428
3,000,000	Danske Bank Commercial Paper 1.76%, 11/03/04		2,999,560
3,000,000	Du Pont Commercial Paper 1.75%, 11/03/04		2,999,563
9,900,000	Federal Home Loan Bank Discount Note 1.70%, 11/04/04		9,898,130
3,750,000	Caterpillar Finance Commercial Paper 1.73%, 11/10/04		3,748,198
8,500,000	Federal National Mortgage Association Discount Note 1.72%, 11/10/04		8,495,939

	TOTAL MONEY MARKET INSTRUMENTS (Cost $44,139,985)		44,139,985

	PUBLIC COMPANIES **, # — 4.03%
	Common Stocks — 4.03%
	Consumer Products — 2.56%
428,572	Senomyx, Inc.	06/04	2,976,005

	Semiconductor — 1.47%
384,615	Netlogic Microsystems Inc.	07/04	1,706,922

	TOTAL PUBLIC COMPANIES (Cost $6,500,000)		4,682,927

	PRIVATE COMPANIES **, #, @ — 51.75%
	Common Stocks — 0.00%
	Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

	Semiconductor — 0.00%
708,955	Monterey Design Systems, Inc.	06/03	—

	TOTAL COMMON STOCKS (Cost $8,750,000)		—

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 - (continued)

Shares		Acquisition Date	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued)
	Preferred Stocks —51.03%
	Capital Equipment — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	$—

	Enterprise Software — 9.83%
19,995,000	***Datanautics, Inc., Series A Preferred	01/04	4,000,000
7,454,720	LogicLibrary, Inc., Series A	01/02, 08/03, 05/04	3,408,450
20,000,000	***Pilot Software Inc., Series A	05/02 & 04/03	4,000,000

			11,408,450

	Information Services — 0.00%
4,425	Cenquest, Inc., Series 2	07/01	—

	Life Sciences — 7.10%
647,948	Adeza Biomedical Corporation, Series 5	09/01	3,000,000
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series B-1	12/01	1,253,500
1,403,696	Genoptix, Inc., Series B-2	07/03, 09/03, 12/03	1,250,000
310,290	Genoptix, Inc., Series C	08/04	277,089

			8,247,254

	Medical Technology — 5.54%
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000

			6,425,000

	Optical — 10.90%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	—
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,655,118
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000

			12,647,118

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date	Value (Note 1)
	PRIVATE COMPANIES **, #, @ — (continued)
	Preferred Stocks — (continued)
	Semiconductor — 11.93%
7,000,000	Chips & Systems, Inc., Series A	03/04	$3,500,000
3,333,333	Monterey Design Systems, Inc., Series 2	06/03	600,000
2,211,898	Silverback Systems, Inc., Series B-1	02/02	450,052
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	4,298,896
3,096,551	Virtual Silicon Technology, Inc., Series C	12/01	5,000,000

			13,848,948

	Wireless — 5.73%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000

	TOTAL PREFERRED STOCKS (Cost $69,300,611)		59,226,770

	Notes — 0.72%
	Enterprise Software — 0.65%
$750,000	***Pilot Software Inc., Bridge Note, 9%, 04/22/05	08/04 & 09/04, 10/04	750,000
	Semiconductor — 0.07%
$88,738	Virtual Silicon Technology, Inc., Bridge Note, 6%, 04/22/05	10/04	88,738

	TOTAL NOTES (Cost $838,738)		838,738

	Warrants — 0.00%
	Wireless — 0.00%
100,000	Ethertronics, Inc.	09/02	—
115,000	Ethertronics, Inc.	07/03	—
66,667	Ethertronics, Inc.	08/03	—

			—
	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $78,889,349)		60,065,508

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2004 — (continued)

Percent Owned		Acquisition Date	Value (Note 1)
	PRIVATE INVESTMENT FUNDS **, # — 4.70%
0.40%	Advanced Technology Ventures VII, L.P.	08/01-04/04	$715,058
1.44%	Burrill Life Sciences Capital Fund	12/02-08/04	829,098
1.35%	CHL Medical Partners II, L.P.	01/02-02/04	482,377
1.04%	CMEA Ventures, L.P.	12/03-04/04	121,020
0.36%	Morgenthaler Partners VII, L.P.	07/01-07/04	1,076,400
0.58%	Prospect Venture Partners II, L.P.	06/01-09/04	1,325,462
0.90%	Sevin Rosen Fund VI, L.P.	10/04	90,000
2.36%	Tallwood II, L.P.	12/02-09/04	597,891
1.70%	Valhalla Partners, L.P.	10/03-09/04	219,199

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $6,614,318)		5,456,505

Shares
	INVESTMENT COMPANIES — 1.19%
1,386,211	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,386,211)		1,386,211

	TOTAL INVESTMENTS (Cost $137,529,863) — 99.70%		115,731,136
	OTHER ASSETS & LIABILITIES (NET) — 0.30%		348,297

	NET ASSETS — 100.00%		$116,079,433

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2004. Total cost of restricted securities at October 31, 2004 aggregated $92,003,667. Total value of restricted securities owned at October 31, 2004 was $70,204,940 or 60.48% of net assets.

#	Non-income producing securities.

@	At October 31, 2004, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940. Total value of affiliated securities owned at October 31, 2004 was $51,315,508.

***	At October 31, 2004, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2004 was $8,750,000.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	October 31,
	2005	2004
ASSETS:
Unaffiliated Issuers at value (Cost $41,438,334 and $52,140,514, respectively)	$40,095,452	$55,665,628
Controlled Affiliated Issuers at value (Cost $19,504,462 and $8,750,000, respectively)	15,504,462	8,750,000
Non Controlled Affiliated Issuers at value (Cost $55,466,112 and $76,639,349, respectively)	36,993,169	51,315,508

Investments, at value (Cost $116,408,908 and $137,529,863, respectively) (Note 1)	92,593,083	115,731,136

Cash and cash equivalents	574,146	—
Distributions receivable	600,031	1,142,510
Receivable from affiliate (Note 2)	—	99,275
Interest receivable	182,860	10,575
Other receivables	1,945	1,945
Prepaid insurance	2,380	3,791

Total Assets	93,954,445	116,989,232

LIABILITIES:
Management fees payable (Note 2)	469,295	583,569
Professional fees payable	64,255	184,559
Board of Managers’ fees payable (Note 2)	8,000	68,000
Administration fees payable (Note 2)	53,861	50,936
Other payables	10,187	22,735

Total Liabilities	605,598	909,799

NET ASSETS	$93,348,847	$116,079,433

NET ASSETS consist of:
Paid-in capital	$117,164,672	$137,878,160
Unrealized (depreciation) on investments	(23,815,825)	(21,798,737)

Total Net Assets	$93,348,847	$116,079,433

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$316.21	$393.21

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations

	Year Ended October 31, 2005	Year Ended October 31, 2004	Year Ended October 31, 2003
INVESTMENT INCOME:
Interest income from unaffiliated investments	$962,657	$510,260	$833,408
Interest income from affiliated investments	299,031	15,791	0
Dividend income	37,394	14,733	11,522

Total Income	1,299,082	540,784	844,930

EXPENSES:
Management fees (Note 2)	2,082,454	2,402,059	2,530,840
Professional fees	224,021	231,291	77,463
Administration fees (Note 2)	134,829	139,525	147,498
Board of Managers’ fees (Note 2)	60,000	68,000	60,000
Insurance	63,069	79,607	68,833
Custodian fees	29,175	21,948	21,366
Miscellaneous fees	16,423	16,010	16,068

Total Expenses	2,609,971	2,958,440	2,922,068
Less expense reimbursed by affiliate (Note 2)	—	(99,275)	—
Net Expenses	2,609,971	2,859,165	2,922,068

NET INVESTMENT (LOSS)	(1,310,889)	(2,318,381)	(2,077,138)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on affiliated investments	(10,112,825)	4,210	44
Net realized gain (loss) on unaffiliated investments	1,585,762	(2,559,421)
Net change in unrealized (depreciation) on investments	(2,017,098)	(1,504,828)	(13,960,068)

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(10,544,161)	(4,060,039)	(13,960,024)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(11,855,050)	$(6,378,420)	$(16,037,162)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets

	Year Ended October 31, 2005	Year Ended October 31, 2004	Year Ended October 31, 2003
OPERATIONS:
Net investment (loss)	$(1,310,889)	$(2,318,381)	$(2,077,138)
Net realized (loss)/gain on investments	(8,527,063)	(2,555,211)	44
Net change in unrealized (depreciation) on investments	(2,017,098)	(1,504,828)	(13,960,068)

Net (decrease) in net assets resulting from operations	(11,855,050)	(6,378,420)	(16,037,162)

DISTRIBUTIONS TO UNITHOLDERS:
Distributions	(10,875,536)	—	—

Net (Decrease) in Net Assets	(22,730,586)	(6,378,420)	(16,037,162)

NET ASSETS:
Beginning of period	116,079,433	122,457,853	138,495,015

End of period	$93,348,847	$116,079,433	$122,457,853

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows

	Year Ended October 31, 2005	Year Ended October 31, 2004	Year Ended October 31, 2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(11,855,050)	$(6,378,420)	$(16,037,162)
Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) / provided by operating activities:
Net change in unrealized depreciation on investments	2,017,098	1,504,828	13,960,068
Purchase of investments	(21,298,464)	(16,483,800)	(25,204,380)
Proceeds received from the sale of investments and distributions from private investment funds	16,964,454	8,205,129	—
Realized loss on sale of investments- net	8,527,063	2,555,211	—
Change in short-term investments- net	16,927,902	7,987,809	30,256,603
Decrease (increase) in receivable from affiliate	99,275	(99,275)	—
Decrease (increase) in receivable due from distributor	542,479	(1,142,510)	—
Decrease (increase) in interest receivable	(172,285)	(10,168)	1,526
Decrease (increase) in other receivable	—	—	994,345
Decrease (increase) in prepaid insurance	1,411	(799)	61,791
(Decrease) in management fee payable	(114,274)	(33,753)	(79,705)
Increase (decrease) in Board of Managers’ fees payable	(60,000)	8,000	—
Increase (decrease) in other expenses payable	(129,927)	149,594	(214,932)

Net cash (used in) / provided by operating activities	11,449,682	(3,738,154)	3,738,154

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to unitholders	(10,875,536)	—	—

Net cash used in financing activities	(10,875,536)	—	—

Net change in cash	574,146	(3,738,154)	3,738,154

Cash at beginning of period	—	3,738,154	—

Cash at end of period	$574,146	$—	$3,738,154

SUPPLEMENTAL INFORMATION:
Non-cash distributions received from private investment funds:	$88,121	$0	$0

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights — Selected Per Unit Data and Ratios

Per Unit Operating Performance:(1)

	Year Ended October 31, 2005	Year Ended October 31, 2004		Year Ended October 31, 2003	Year Ended October 31, 2002		April 5, 2001 (Commencement of Operations) to October 31, 2001
NET ASSET VALUE, BEGINNING OF PERIOD	$393.21	$414.82		$469.14	$495.99		$500.00
Deduction of offering cost from contributions	—	—		—	—		(4.97)
INCOME FROM INVESTMENT OPERATIONS:
Net investment income (loss)	(4.44)	(7.85)		(7.04)	(5.62)		2.81
Net realized and unrealized (loss) on investment transactions	(35.72)	(13.76)		(47.28)	(21.23)		(0.20)

Total from investment operations	(40.16)	(21.61)		(54.32)	(26.85)		2.61

DISTRIBUTIONS	(36.84)	—		—	—		(1.65)

Total Distributions	(36.84)	—		—	—		(1.65)

NET ASSET VALUE, END OF PERIOD	$316.21	$393.21		$414.82	$469.14		$495.99

TOTAL NET ASSET VALUE RETURN(5)	(11.24)%	(5.21)%		(11.58)%	(5.41)%		(0.41	)%(3)

RATIOS AND SUPPLEMENTAL DATA (7):
Net Assets, End of Period (000’s)	$93,349	$116,079		$122,458	$138,495		$146,421
Ratios to Average Net Assets:
Gross Expenses	2.45%	2.45%		2.27%	2.43%		1.35	%(2)
Net Expenses	2.45%	2.37	%(6)	2.27%	2.36	%(4)	1.32	%(2)
Net Investment Income (Loss)	(1.23)%	(1.92)%		(1.61)%	(1.15)%		0.58	%(2)
Portfolio Turnover Rate	24%	11%		0%	0%		0%

(1)	Selected data for a unit of membership interest outstanding through each period.

(2)	Annualized.

(3)	Not annualized. Percentage includes the impact of the deduction of offering costs from contributions.

(4)	Net of organization expense reversal.

(5)	Total investment return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore market value total investment return is not calculated.

(6)	Net of reimbursement from affiliate. See Note 2.

(7)	Income and expense ratios do not reflect the Company’s proportional share of net investment income (loss) and expenses, including any performance-based fees, of the Underlying Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

October 31, 2005

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

At October 31, 2005 and October 31, 2004, market quotations were not readily available for the Company’s portfolio of securities valued at $63,994,789 or 68.55% of net assets and $65,522,013 or 56.45% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2005, the Company has not received information to determine the tax cost of the Private Investment Funds as of October 31, 2005. At December 31, 2004, the Private Investment Funds had a cost basis for tax purposes of $6,388,718. Based on values of the Private Investment Funds as of October 31, 2005, and after adjustment for purchases and sales between December 31, 2004 and October 31, 2005, these results in net unrealized depreciation for tax purposes on the Private Investment Funds of $161,598, consisting of gross appreciation of $221,256 and gross depreciation of $382,854. The cost basis for federal tax purposes of the Company’s other investments is $106,035,533, and those investments had net depreciation on a tax basis at October 31, 2005 of $22,472,943, consisting of gross appreciation of $0 and gross depreciation of $22,472,943. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2004, was $130,915,545, and those investments had net depreciation on a tax basis at October 31, 2004 of $20,640,914, consisting of gross appreciation of $8,311,832 and gross depreciation of $28,952,746.

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

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the Company’s cumulative realized capital gains on Direct Investments, net of cumulative realized capital losses and current unrealized capital depreciation on all of the Company’s investments and cumulative net expenses of the Company. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. The Incentive Carried Interest will be determined annually as of the end of each calendar year. As of, and for the years ended, October 31, 2005, 2004 and 2003 there was no Incentive Carried interest earned by the Investment Adviser.

U.S. Trust NY is a New York state-chartered bank and trust company and a member of the Federal Reserve System. Effective June 1, 2003, U.S. Trust Company merged into U.S. Trust Company, N.A., a nationally chartered bank. Pursuant to an assumption agreement dated June 1, 2003, U.S. Trust Company, N.A. has assumed the duties and obligations of U.S. Trust Company under that agreement. As a result, U.S. Trust Company, N.A., acting through its registered investment advisory division, U.S. Trust Company, N.A. Asset Management Division (“USTAMD”), serves as Investment Adviser to the Company with U.S. Trust NY, acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division (“NYAMD”), serving as a sub-investment adviser. The merger has no impact on the management or operations of the investment advisory functions performed for the Company, and does not constitute a change in control. U.S. Trust NY and U.S. Trust Company, N.A. are each a wholly-owned subsidiary of U.S. Trust Corporation, a registered bank holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”). As of October 31, 2005, and 2004, $469,295 and $583,569 were respectively payable to the Investment Adviser.

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC Inc. (“PFPC”), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $15,000 for taxation services and (iii) reimburses PFPC for out-of-pocket expenses. Administration fees for the year ended October 31, 2005 amounted to $134,829, of which $53,861 was payable at October 31, 2005. Administration fees for the year ended October 31, 2004 amounted to $139,525, of which $50,936 was payable at October 31, 2004. Administration fees for the year ended October 31, 2003 amounted to $147,498.

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

Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended and is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company. For the year ended October 31, 2005, the Board of Managers’ fees totaled $60,000, of which $8,000 was still payable at October 31, 2005. For the year ended October 31, 2004, the Board of Managers’ fees totaled $68,000, all of which was still payable at October 31, 2004. For the year ended October 31, 2003, the Board of Managers’ fees totaled $60,000.

As of October 31, 2005, and 2004 Excelsior Venture Investors III, LLC had an investment in the Company of $59,260,913 and $73,691,035, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

On November 23, 2004, the Company engaged Deloitte & Touche, LLP (“D&T”) as the Company’s independent registered public accounting firm for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent registered public accounting firm. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns were the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Investment Adviser.

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

As a result of the agreement with Schwab, the Company has recorded a reimbursement amount of $89,275 in the Statement of Operations for the year ended October 31, 2004 as a reduction of expenses. This $89,275 amount reflects the reimbursement of certain expenses recorded in the Statement of Operations for the year ended October 31, 2004 which relate to termination of E&Y costs paid and accrued. These costs include legal fees, audit fees (related to re-audit and re-review services of D&T), and directors fees and expenses of $14,000, $69,275, and $6,000, respectively.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company had $21,298,464, $16,483,800, $25,204,380 in purchases and $16,964,454, $8,205,129, $0 in sales of securities for the periods ending October 31, 2005, October 31, 2004 and October 31, 2003, respectively.

Note 4 — Commitments

As of October 31, 2005, the Company had outstanding investment commitments totaling $14,556,346.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividend income from affiliated companies during the year ended October 31, 2005 and October 31, 2004. Transactions with companies, which are or were affiliates were as follows:

				For the Year Ended October 31, 2005
Name of Investment	Shares/Principal Amount Held at October 31, 2004	October 31, 2004 Value	Purchases/ Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$4,110,096	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	750,000	750,000	1,500,000	(2,250,000)	101,034	—	—	—
LogicLibrary, Inc., Series A Preferred	4,374,256	2,000,000	985,916	—	—	—	6,530,581	2,985,916
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	4,000,000	—	—	—	—	19,995,000	—
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	—	—	—	—	—	—	7,500,000	—
Cydelity Inc., Bridge Note, 8%	—	—	3,000,000	—	123,531	—	3,000,000	3,000,000

Total Controlled Affiliates		$12,158,450	$9,596,012	$(2,250,000)	$224,565	$—		$15,504,462
Non-Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$(6,932,996)	$—	$3,932,996	—	$—
Cenquest, Inc., Series 2 Preferred	4,425	—	—	—	—	(2,000,000)	—	—
Chips & Systems, Inc., Series A Preferred	7,000,000	3,500,000	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	—	—	1,441,133	—	4,084	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	—	—	—	—	—	—	163,580	—
Ethertronics, Inc., Bridge Note	—	—	250,000	(250,000)	3,311	—	—	—
Ethertronics, Inc., Series C Preferred	—	—	1,470,258	—	—	—	980,172	1,470,258
Genoptix, Inc., Series 1-A Preferred	942,481	1,253,500	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	1,250,000	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	310,290	277,089	277,089	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	—	—	461,815	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000

LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	(4,750,000)	—	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	600,000	—	(781,176)	—	(2,218,825)	—	—
NanoOpto Corp., Series A-1 Preferred	956,234	—	—	—	—	—	956,234	1,116,350
NanoOpto Corp., Series B Preferred	3,023,399	1,655,119	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Bridge Note	—	—	500,000	(511,288)	11,288	—	—	—
NanoOpto Corp., Series C Preferred	—	—	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	—	—	—	—	—	—	229,410	—
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000
OpVista, Inc., Series D Preferred	—	—	1,058,000	—	—	—	10,368,483	1,058,000
OpVista, Inc., Series E Preferred	—	—	1,626,030	—	—	—	15,935,224	1,626,030
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	1,415,615
Silverback Systems, Inc., Series C Preferred	34,364,257	4,298,896	—	—	—	—	34,364,257	3,333,333
Silverback Systems, Inc., 5% Bridge Notes	—	—	1,969,206	—	55,783	—	1,969,206	1,969,206
Silverback Systems, Inc., Series C Warrant	—	—	196	—	—	—	4,173,033	196
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	1,425,000	—	—	—	—	1,187,500	537,840
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	(607,446)	—	(4,392,554)	—	—
Virtual Silicon Technology, Inc., Bridge Note	88,738	88,738	492,862	—	—	(492,862)	—	—

Total Non -Controlled Affiliates		$45,440,393	$9,546,589	$(9,082,906)	$74,466	$(9,921,245)		$36,993,169

				For the Year Ended October 31, 2004
Name of Investment	Shares/Principal Amount Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2004	October 31, 2004 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$—	$—	$—	$—	$20,000,000	$4,000,000
Pilot Software Inc., Bridge Note, 9%	—	—	750,000	—	9,062	—	750,000	750,000
Datanautics Inc., Series A Preferred	—	—	4,000,000		—	—	19,995,000	4,000,000
Datanautics, Inc., Promissory Note 3%	4,000,000	4,000,000	—	(4,000,000)	—	—	—	—

Total Controlled Affiliates		$8,000,000	$4,750,000	$(4,000,000)	$9,062	$—		$8,750,000

				For the Year Ended October 31, 2004
Name of Investment	Shares/Principal Amount Held at October 31, 2003	October 31, 2003 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2004	October 31, 2004 Value (Note 1)
Non Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$—	$—	$—	$647,948	$3,000,000
Ancile Pharmaceuticals, Inc. Series D Preferred	2,419,355	—	—	—	—	(3,000,000)	—	—
Ancile Pharmaceuticals, Inc. Bridge Note 6%	$850,000	—	—	—	—	(850,000)	—	—
Ancile Pharmaceuticals, Inc. Warrants	2	—	—	—	—	—	—	—
Archemix Corporation, Series A Preferred	1,314,285	1,314,285	685,714	—	—	—	1,999,999	1,999,999
Archemix Corporation, Series B Preferred	—	—	466,666	—	—	—	466,666	466,666
Cenquest, Inc., Series 2 Preferred	4,425	—	—	—	—	—	4,425	—
Chips & Systems, Inc., Series A Preferred	—	—	3,500,000	—	—	—	7,000,000	3,500,000
Ethertronics Inc., Series B Preferred	3,766,666	5,650,000	1,000,000	—	—	—	4,433,333	6,650,000
Ethertronics Inc., Warrants	281,667	—	—	—	—	—	281,667	—
Genoptix, Inc., Series B-1 Preferred	942,481	1,253,500	—	—	—	—	942,481	1,253,500
Genoptix, Inc., Series B-2 Preferred	826,823	734,851	515,148	—	—	—	1,403,696	1,250,000
Genoptix, Inc., Series C Preferred	—	—	277,089	—	—	—	310,290	277,089
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Gyration, Inc., Series C-2 Preferred	1,523,810	4,000,000		(5,290,579)	—	1,290,579	—	—
Gyration, Inc., Bridge Note 12%	—	—	2,797,200	(2,797,200)	6,658	—	—	—
Gyration, Inc., Warrant	—	—	2,800	(2,800)	—	—	—	—
LightConnect, Inc., Series B Preferred	4,330,504	948,563	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
LogicLibrary, Inc., Series A Preferred	5,914,488	2,704,226	704,225	—	—	—	7,454,720	3,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	—	708,955	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	5,400,000	—	—	—	—	3,333,333	600,000

NanoOpto Corp., Series A-1 Preferred	956,234	604,259	—	—	—	—	956,234	—
NanoOpto Corp., Series B Preferred	558,295	888,244	1,048,656	—	—	—	3,023,399	1,655,118
NetLogic Microsystems, Inc., Series D Preferred	1,538,461	5,000,000	—	(5,000,000)	—	—	—	—
NetLogic Microsystems, Inc., Common Stock	—	—	5,000,000	—	—	—	384,615	1,706,922
OpVista, Inc., Series B Preferred	5,333,333	1,500,000	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	71	—	12,671,059	5,000,000
Senomyx, Inc., Series E Preferred	517,260	1,500,000	—	(1,500,000)	—	—	—	—
Senomyx, Inc., Common Stock	—	—	1,500,000	—	—	—	428,572	2,976,005
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,052	—	—	—	—	2,211,898	450,051
Silverback Systems, Inc., Series C Preferred	30,927,835	3,965,564	333,333	—	—	—	34,364,257	4,298,896
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	5,000,000
Tensys Medical, Inc., Series D Preferred	—	—	1,425,000	—	—	—	1,187,500	1,425,000
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	—	—	—	3,096,551	5,000,000
Virtual Silicon Technology, Inc., Bridge Note	—	—	88,738	—	—	—	$88,738	88,738

Total Non Controlled Affiliates		$54,905,543	$19,344,569	$14,590,579	$6,729	$(2,559,421)		$55,998,434

As of October 31, 2005, Archemix Corporation is no longer considered to be an affiliated company. LogicLibrary, Inc. has also been reclassified from a non-controlled affiliate to a controlled affiliate.

In addition, $191,580 of a receivable for the liquidation of Gyration, Inc. securities (which was a non-controlled affiliate prior to the Company’s disposition of those securities) during the year ended October 31, 2004 was written off as a realized loss during the year ended October 31, 2005.

Note 6 — Pending Litigation

The Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”) and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia, in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The Investment Adviser has been providing full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigation. As disclosed previously by the Investment Adviser and its affiliates, these Investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of shares of certain mutual funds managed by the Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The Investment Adviser, certain of its affiliates and others have also been named in five class actions which allege that the Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the Investment Adviser. Each seeks unspecified monetary damages and related equitable relief. The Investment Adviser, certain of its affiliates and others have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices.

The class and derivative actions described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the investor class action suits and in the derivative suits. Plaintiffs’ claims under Sections 10(b) and 20 of the Securities Exchange Act and under Section 36(b) of the Investment Company Act, however, have not been dismissed. Currently, these rulings are subject to reconsideration motions by the parties. It is anticipated that discovery will commence soon with respect to plaintiffs’ remaining claims.

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

Note 8 — Subsequent Event

On December 15, 2005, the Board of Managers of the Company approved an assumption agreement pursuant to which UST Advisers, Inc. (“USTA”) has assumed all of the former Investment Advisor’s obligations under the Investment Agreements. Effective December 16, 2005, USTA serves as Investment Adviser to the Company.

USTA, a Delaware corporation that is a wholly-owned subsidiary of U.S. Trust Company, N.A., is registered as an investment adviser with the Securities and Exchange Commission.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been a change in the Company’s independent registered public accounting firm (see Note 2 to the financial statements), however there were no disagreements or reportable events.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2005 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

Managers and Officers

Set forth below are names, ages, positions and certain other information concerning the current managers and certain officers of the Company as of October 31, 2005.

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Director
Disinterested Managers

Mr. Gene M. Bernstein, 58 United States Trust Company of New York 114 West 47th Street New York, NY 10036	Manager and Member of the Audit and Valuation Committees	Since Company inception	Director of NIC Holding Corp; Dean of the Skodneck Business Development Center at Hofstra University from 2000-2001; prior to that Mr. Bernstein was President and Vice Chairman at Northville Industries, a petroleum marketing, distribution, trading and storage company and wholly-owned subsidiary of NIC Holding Corp. Mr. Bernstein serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and the Excelsior Directional Hedge Fund of Funds, LLC.	4

Mr. Victor F. Imbimbo, 53 United States Trust Company of New York 114 West 47th Street New York, NY 10036	Manager and Member of the Audit and Valuation Committees	Since Company inception	Since October 2002, Mr. Imbimbo has directed healthcare marketing in the United States for TBWA\Chiat\Day, a division of the global marketing agency TBWA. Prior to this, he was President of Bedrock Communications, Inc., a consulting company addressing the merger of traditional and digital communications solutions for the general and healthcare markets. Mr. Imbimbo serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and the Excelsior Directional Hedge Fund of Funds, LLC.	4

Mr. Stephen V. Murphy, 60 United States Trust Company of New York 114 West 47th Street New York, NY 10036	Manager and Member of the Audit and Valuation Committees	Since Company inception	President of S.V. Murphy & Co., Inc., an investment banking firm. Mr. Murphy serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and the Excelsior Directional Hedge Fund of Funds, LLC. Mr. Murphy also serves on the board of directors of The First of Long Island Corporation and The First National Bank of Long Island.	4

Interested Manager

Mr. John C. Hover II, 62 United States Trust Company of New York 114 West 47th Street New York, NY 10036	Manager and Chairman of the Board	Since Company inception	Executive Vice President of U.S. Trust (retired since 1998). Mr. Hover serves as chairman of the board of directors or managers of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC and Excelsior Venture Investors III, LLC. Mr. Hover also serves on the board of directors of Tweedy, Brown Fund, Inc.	3

Mr. Hover is considered an “interested person”, as defined by the 1940 Act, of the Company due to the fact that he holds securities of The Charles Schwab Corporation, a parent company of the Investment Adviser.

Officers

Name, Address and Age	Position(s) Held with the Company	Length of Time Served	Principal Occupation During Past Five Years

Mr. Robert Aufenanger, 52 U.S. Trust Company 225 High Ridge Road Stamford, CT 06905	Treasurer	Since April 2003	Senior Vice President, U.S. Trust; prior to U.S. Trust, Mr. Aufenanger worked as a consultant to various clients in the fund industry and prior to this was Chief Financial Officer for Icon Holdings Corp.

Mr. Timothy Leach, 50* U.S. Trust Company 114 W. 47th Street New York, NY 10036	Co-Chief Executive Officer	Since June 2005	Head of U.S. Trust Western Region (10/05 to present); Executive Vice President and Chief Investment Officer of U.S. Trust (5/04 to 10/05); Executive Vice President and Chief Investment Officer of Wells Fargo Private Client Services, Chief Executive Officer of Wells Fargo Alternative Asset Management, and Chief Executive Officer of and President of Wells Fargo Private Investment Advisors (5/99 to 12/03); Board of Trustees of Aquila Mutual Funds (2/00 to 6/02).

Mr. Raghav V. Nandagopal, 43 U.S. Trust Company 225 High Ridge Road Stamford, CT 06905	Co-Chief Executive Officer	Since June 2005	Senior Vice President, U.S. Trust; prior to U.S.Trust, Mr. Nandagopal held positions at McKinsey & Company and AT&T Capital.

Mr. Lee A. Gardella, 38 U.S. Trust Company 225 High Ridge Road Stamford, CT 06905	Vice President	Since Company Inception	Senior Vice President, U.S. Trust

Ms. Sharon Davison, 51** U.S. Trust Company 114 W. 47th Street New York, NY 10036	Chief Compliance Officer	Since October 2004	Director of Securities & Corporate Compliance, U.S. Trust Company; prior to U.S. Trust, Ms. Davison served as Director of Special Investigations at the New York Stock Exchange and as Senior Counsel in the Division of Market Surveillance at the New York Stock Exchange.

All officers of the Company are employees and/or officers of the Investment Adviser.

Officers of the Company are elected by the directors and hold office until they resign, are removed or are otherwise disqualified to serve.

*	On December 15, 2005, Mr. Leach resigned as the Company’s Co-Chief Executive Officer. On December 15, 2005, Leo P. Grohowski was appointed by the Board of Managers to be the Company’s Co-Chief Executive Officer.

**	Sharon Davison resigned as the Company’s Chief Compliance Officer, effective as of the close of business on November 28, 2005. On December 15, 2005, Stefanie Firtell was selected to be the Company’s Chief Compliance Officer.

Audit Committee Financial Expert

Mr. Murphy is the audit committee financial expert as defined by SEC rules and is “independent,” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

As of the end of the period, October 31, 2005, the Company has adopted a code of ethics, which complies with the criteria provided in SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is incorporated herein by reference in Item 15 of this Form 10-K.

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

The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2005.

Name of Person/Position	Aggregate Compensation From The Company	Total Compensation From the Company And Fund Complex * Paid to Managers
John C. Hover II
Manager	$14,500	$32,250 (3 Funds)
Gene M. Bernstein
Manager	$16,000	$56,250 (4 Funds)
Stephen V. Murphy
Manager	$16,000	$56,250 (4 Funds)
Victor F. Imbimbo, Jr.
Manager	$16,000	$56,250 (4 Funds)

*	The “Fund Complex” includes Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of October 31, 2005, certain beneficial owners, the directors, the Chief Executive Officer and the directors and executive officers as a group held of record the following shares. Except as set forth below, to the Company’s knowledge and based solely on a review of Forms 13D and 13G filed with the Securities and Exchange Commission (or the lack of such filings, as the case may be), no other person beneficially owned more than 5% of the Company’s shares.

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

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $121,000 for 2004 and $94,650 for 2005.

Audit-Related Fees

(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit of the registrant’s financial statements and are not reported under paragraph (a) of this Item are $0 for 2004 and $0 for 2005.

Tax Fees

(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are $0 for 2004 and $0 for 2005.

All Other Fees

(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2004 and $0 for 2005.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1.	Financial Statements

		The financial statements listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

	2.	Financial Statement Schedules

		The financial statement schedules listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

	3.	Exhibits

(3)(a)	Certificate of Formation of Limited Liability Company [1]

(3)(b)	Certificate of Amendment [1]

(3)(c)	Form of Limited Liability Company Operating Agreement [1]

(4)	For instruments defining the rights of security holders see Exhibits (3)(a), (b) and (c), (10)(h),(i),(j) and (k) hereto and the Specimen Certificate of the Company’s units [1]

(10)(a)	Form of Investment Advisory Agreement [1]

(10)(b)	Form of Investment Sub-Advisory Agreement [1]

(10)(c)	Form of Distribution Agreement [1]

(10)(d)	Form of Selling Agent Agreement [1]

(10)(e)	Form of Custodian Agreement [1]

(10)(f)	Form of Administration, Accounting and Investor Services Agreement [1]

(10)(g)	Form of Escrow Agreement [1]

(10)(h)	Form of Subscription Agreement for investment in units of the Company [1]

(10)(i)	Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company [1]

(10)(j)	Amended and Restated Agreement with respect to Seed Capital [2]

(10)(k)	Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC [1]

(10)(l)	Investment Sub-Advisory Agreement dated December 21, 2001 among the Company, U.S. Trust Company and U.S. Trust Company, N.A. [3]

(14)	Code of Ethics [4]

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)(a)	Audit Committee Charter

[1]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).

[2]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-30986).

[3]	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.

[4]	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 27, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: January 27, 2006	By:	/S/ LEO P. GROHOWSKI
Leo P. Grohowski Co-Chief Executive Officer (co-principal executive officer)

Date: January 27, 2006	By:	/S/ RAGHAV V. NANDAGOPAL
Raghav V. Nandagopal
Co-Chief Executive Officer
(co-principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ LEO P. GROHOWSKI Leo P. Grohowski	Co-Chief Executive Officer (co-principal executive officer)	January 27, 2006

/S/ RAGHAV V. NANDAGOPAL Raghav V. Nandagopal	Co-Chief Executive Officer (co-principal executive officer)	January 27, 2006

/S/ ROBERT F. AUFENANGER Robert F. Aufenanger	Treasurer (principal financial officer)	January 27, 2006

/S/ JOHN C. HOVER II John C. Hover II	Chairman of the Board and Director	January 27, 2006

/S/ GENE M. BERNSTEIN Gene M. Bernstein	Director	January 27, 2006

/S/ STEPHEN V. MURPHY Stephen V. Murphy	Director	January 27, 2006

/S/ VICTOR F. IMBIMBO, JR. Victor F. Imbimbo, Jr.	Director	January 27, 2006