Form 10-Q
period 2006-01-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2006-03-17
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    ☐  Yes    ☐  No

EXCELSIOR VENTURE PARTNERS III, LLC

Excelsior Venture Partners III, LLC’s (the “Company’s”) prospects, including the prospects of its underlying investments, are subject to certain uncertainties and risks. This Quarterly Report on Form10-Q contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The future results of the Company and its underlying investments, may differ materially from its historical results and actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.”Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments (Unaudited)

	January 31, 2006
PORTFOLIO STRUCTURE	Value	Percent of Net Assets
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$26,442,170	28.66%
INVESTMENT COMPANIES	151,175	0.17%
PRIVATE COMPANIES	55,612,929	60.28%
PRIVATE INVESTMENT FUNDS	10,178,012	11.03%

TOTAL INVESTMENTS	92,384,286	100.14%
OTHER ASSETS & LIABILITIES (NET)	(131,533)	(0.14)%

NET ASSETS	$92,252,753	100.00%

Excelsior Venture Partners III, LLC

Portfolio of Investments

	October 31, 2005
PORTFOLIO STRUCTURE	Value	Percent of Net Assets
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$27,485,535	29.44%
INVESTMENT COMPANIES	1,112,759	1.19%
PRIVATE COMPANIES	54,964,296	58.88%
PRIVATE INVESTMENT FUNDS	9,030,493	9.68%

TOTAL INVESTMENTS	92,593,083	99.19%
OTHER ASSETS & LIABILITIES (NET)	755,764	0.81%

NET ASSETS	$93,348,847	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2006 (Unaudited)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 28.66%

$ 8,000,000	Federal Home Loan Mortgage Discount Note 4.70% 02/06/06		$7,995,333
8,335,000	Federal Home Loan Mortgage Discount Note 4.17% 02/06/06		8,330,127
5,420,000	Federal Home Loan Mortgage Discount Note 4.35% 01/30/06		5,420,000
3,500,000	HBO Treasury Services Commercial Paper 4.23%02/09/06		3,496,710
1,200,000	Federal National Mortgage Association Discount Note 4.15% 02/01/06		1,200,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $26,442,170)		26,442,170

PRIVATE COMPANIES ** — 60.28%
Common Stocks #,@ — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

			—
Enterprise Software — 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

	TOTAL COMMON STOCKS (Cost $5,247,500)		—

Preferred Stocks # — 53.58%
Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software @ — 13.55%
19,995,000	***Cydelity Inc., Series A	01/04	—
6,530,581	***LogicLibrary, Inc., Series A	01/02, 12/04,02/05 & 08/05	2,985,916
3,080,464	***LogicLibrary, Inc., Series A-1	08/03, 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			12,504,462
Life Sciences — 6.10%
1,999,999	Archemix Corporation, Inc., Series A	08/02, 01/03, 11/03	1,999,999
700,000	Archemix Corporation, Inc., Series B	03/04, 09/04, 12/05	700,000
942,481	Genoptix, Inc., Series 1-A@	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B@	08/04	950,822
620,580	Genoptix, Inc., Series 1-C@	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D@	05/05	461,815

			5,617,636
Medical Technology @ — 2.63%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2006 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
Optical @ — 17.28%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01, 03/02	242,618
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000
10,368,483	OpVista, Inc., Series D	11/04	1,058,000
15,935,224	OpVista, Inc., Series E	05/05, 06/05	1,626,030

			15,938,192
Semiconductor @ — 5.15%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
2,211,898	Silverback Systems, Inc., Series B-1	03/03, 09/03	1,415,615
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	3,333,333

			4,748,948
Wireless @ — 8.82%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
980,172	Ethertronics, Inc., Series C	05/05, 10/05	1,470,258

			8,120,258
	TOTAL PREFERRED STOCKS (Cost $66,012,537)		49,354,496

Notes @ — 6.78%
Enterprise Software — 4.01%
$3,700,000	***Cydelity Inc. 8% Bridge Note, March 2006	12/04, 01/05, 02/05, 03/05, 04/05, 05/05, 07/05, 01/06	3,700,000

Optical — 0.64%
586,087	OpVista, Inc. 6%, Bridge Note	01/06	586,087
Semiconductor — 2.14%
1,441,133	Chips & Systems, Inc., 6% Bridge Note March 2005 #	11/04, 01/05, 02/05	—
1,333,335	Silverback Systems, Inc., 5% Bridge Note, January 2006	01/05, 04/05	1,333,334
635,871	Silverback Systems, Inc., 5% Bridge Note, July 2006	07/05	635,871

	TOTAL NOTES (Cost $7,696,426)		6,255,292
Warrants #,@ — 0.00%
Enterprise Software — 0.00%
9,250,000	***Cydelity Inc. Series A (expiration dates 12/08, 07/09 & 01/10)	12/04, 07/05, 01/06	—
Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
2,945	OpVista, Inc.	01/06	2,945
Semiconductor — 0.00%
4,224,203	Silverback Systems, Inc. Series C (expiration date 01/12 & 07/12)	01/05, 04/05, 07/05	196
Wireless — 0.00%
281,667	Ethertronics, Inc., Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
163,580	Ethertronics, Inc., Series C (expiration date 01/09)	05/05, 10/05	—

	TOTAL WARRANTS (Cost $3,141)		3,141

	TOTAL — PRIVATE COMPANIES (Cost $78,959,604)		55,612,929

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE INVESTMENT FUNDS **,# — 11.03%
0.39%	Advanced Technology Ventures VII, LP	08/01-01/06	1,003,641
1.55%	Burrill Life Sciences Capital Fund	12/02-01/06	1,199,269
1.35%	CHL Medical Partners II, LP	01/02-11/05	732,430
1.04%	CMEA Ventures VI, LP	12/03-10/05	532,630
0.36%	Morgenthaler Partners VII, L.P.	07/01-01/06	1,676,941
0.57%	Prospect Venture Partners II, LP	06/01-12/05	1,766,105
0.98%	Sevin Rosen Fund IX, LP	10/04-01/06	795,979
2.36%	Tallwood II, LP	12/02-01/06	1,372,808
1.70%	Valhalla Partners, LP	10/03-12/05	1,098,209

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $11,560,943)		10,178,012

INVESTMENT COMPANIES — 0.17%
151,175	Dreyfus Government Cash Management Fund Institutional Shares (Cost $151,175)		151,175

TOTAL INVESTMENTS (Cost $117,113,892) — 100.14%			92,384,286
OTHER ASSETS & LIABILITIES (NET) — (-0.14%)			(131,533)

NET ASSETS — 100.00%			$92,252,753

**	Restricted as to public resale. Acquired between June 1, 2001 and January 31, 2006. Total cost of restricted securities at January 31, 2006 aggregated $90,520,547. Total Value of restricted securities owned at January 31, 2006 was $65,790,941 or 71.31% of net assets.

#	Non-income producing securities only.

@	At January 31, 2006 the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at January 31, 2006 (including investments in controlled affiliates) was $52,912,930.

***	At January 31, 2006 the Company owned 25% or more of the company’s outstanding shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of controlled affiliated securities owned at January 31, 2006 was $16,204,462.

##	Disclosure is required for restricted securities only.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 29.44%
$ 7,000,000	Federal Farm Credit Bank Discount Note 3.67%, 11/2/05		$6,999,286
4,000,000	Danske Commercial Paper 3.82%, 11/7/05		3,997,453
7,500,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		7,495,400
5,000,000	Federal Home Loan Mortgage Corp. Discount Note 3.72%, 11/08/05		4,996,383
4,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		3,997,013

	TOTAL MONEY MARKET INSTRUMENTS (Cost $27,485,535)		27,485,535

PRIVATE COMPANIES ** — 58.88%
Common Stocks #,@ — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Enterprise Software — 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

	TOTAL COMMON STOCKS (Cost $5,247,500)		—

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 - (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE COMPANIES ** — (continued)
Preferred Stocks # — 53.56%
Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software @ — 13.40%
19,995,000	***Cydelity, Inc., Series A	01/04	—
6,530,581	***LogicLibrary, Inc., Series A	01/02, 12/04, 02/05 & 08/05	2,985,916
3,080,464	***LogicLibrary, Inc., Series A-1	08/03 & 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			12,504,462

Life Sciences — 5.76%
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

			5,384,302

Medical Technology @ — 2.60%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

Optical @ — 18.01%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	1,116,350
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000
10,368,483	OpVista, Inc., Series D	11/04	1,058,000
15,935,224	OpVista, Inc., Series E	05/05, 06/05	1,626,030

			16,811,924

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date	Value (Note 1)
PRIVATE COMPANIES **, @ — (continued)
Preferred Stocks # — (continued)
Semiconductor @ — 5.09%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
2,211,898	Silverback Systems, Inc., Series B-1	03/03 & 09/03	1,415,615
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	3,333,333

			4,748,948

Wireless @ — 8.70%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
980,172	Ethertronics, Inc., Series C	05/05,10/05	1,470,258

			8,120,258
	TOTAL PREFERRED STOCKS (Cost $65,779,204)		49,994,894

Notes @ — 5.32%
Enterprise Software — 3.21%
$ 3,000,000	***Cydelity, Inc., 8.00% Bridge Note, March, 2006	12/04, 01/05, 02/05, 03/05, 04/05, 05/05, 07/05	3,000,000
Semiconductor — 2.11%
$ 1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04, 01/05, 02/05	—
$ 1,333,335	Silverback Systems, Inc., 5.00% Bridge Note, January 2006	01/05 & 04/05	1,333,335
$ 635,871	Silverback Systems, Inc., 5.00% Bridge Note, July 2006	07/05	635,871

			1,969,206
	TOTAL NOTES (Cost $6,410,339)		4,969,206

Warrants #,@ — 0.00%
Enterprise Software — 0.00%
7,500,000	***Cydelity, Inc. Series A (expiration dates 12/08 and 07/09)	12/04 & 07/05	—
Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
Semiconductor — 0.00%
4,173,033	Silverback Systems, Inc. Series C (expiration date 01/12 and 07/12)	01/05, 04/05, 07/05	196
Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
163,580	Ethertronics, Inc. Series C (expiration date 01/09)	05/05,10/05	—

	TOTAL WARRANTS (Cost $196)		196

	TOTAL — PRIVATE COMPANIES (Cost $77,437,239)		54,964,296

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 9.68%
0.39%	Advanced Technology Ventures VII, L.P.	08/01-10/05	919,392
1.55%	Burrill Life Sciences Capital Fund	12/02-10/05	988,026
1.35%	CHL Medical Partners II, L.P.	01/02-08/05	630,925
1.04%	CMEA Ventures, L.P.	12/03-10/05	532,630
0.36%	Morgenthaler Partners VII, L.P.	07/01-08/05	1,505,173
0.57%	Prospect Ventures Partners II, L.P.	06/01-10/05	1,756,519
0.98%	Sevin Rosen Fund IX, L.P.	10/04-10/05	705,979
2.36%	Tallwood II, L.P.	12/02-08/05	1,072,808
1.70%	Valhalla Partners, L.P.	10/03-10/05	919,041

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $10,373,375)		9,030,493

Shares
INVESTMENT COMPANIES — 1.19%
1,112,759	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,112,759)	1,112,759

	TOTAL INVESTMENTS (Cost $116,408,908) — 99.19%	92,593,083
	OTHER ASSETS & LIABILITIES (NET) — 0.81%	755,764

	NET ASSETS — 100.00%	$93,348,847

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2005. Total cost of restricted securities at October 31, 2005 aggregated $87,810,614. Total value of restricted securities owned at October 31, 2005 was $63,994,789 or 68.55% of net assets.

#	Non-income producing securities.

@	At October 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total value of affiliated securities owned at October 31, 2005 (including investments in controlled affiliates) was $52,497,631.

***	At October 31, 2005, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total value of controlled affiliated securities owned at October 31, 2005 was $15,504,462.

##	Disclosure is required for restricted securities only.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	January 31, 2006 (Unaudited)	October 31, 2005
ASSETS:
Unaffiliated Issuers at value (Cost $40,854,287 and $41,438,334 respectively)	$39,471,356	$40,095,452
Controlled Affiliated Issuers at value (Cost $20,204,462 and $19,504,462 respectively)	16,204,462	15,504,462
Non Controlled Affiliated Issuers at value (Cost $56,055,143 and $55,466,112 respectively)	36,708,468	36,993,169

Investments, at value (Cost $117,113,892 and $116,408,908 respectively) (Note 1)	92,384,286	92,593,083

Cash and cash equivalents (Note 1)	2,405	574,146
Interest receivable	271,149	182,860
Distribution receivable	122,018	600,031
Other receivables	1,945	1,945
Prepaid Insurance	30,623	2,380

Total Assets	92,812,426	93,954,445

LIABILITIES:
Management fees payable (Note 2)	465,055	469,295
Professional fees payable	25,981	64,255
Administration fees payable (Note 2)	57,894	53,861
Board of Managers’ fees payable (Note 2)	6,623	8,000
Other payables	4,120	10,187

Total Liabilities	559,673	605,598

NET ASSETS	$92,252,753	$93,348,847

NET ASSETS consist of:
Paid-in capital	$116,982,358	$117,164,672
Unrealized depreciation on investments	(24,729,605)	(23,815,825)

Total Net Assets	$92,252,753	$93,348,847

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$312.50	$316.21

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2006	2005
INVESTMENT INCOME:
Interest income from unaffiliated investments	$286,383	$187,600
Interest income from affiliated investments	90,363	43,256
Dividend income	9,623	7,224

Total Investment Income	386,369	238,080

EXPENSES:
Management fees (Note 2)	465,055	617,033
Administration fees (Note 2)	32,783	33,895
Professional fees	50,412	38,564
Board of Managers’ fees (Note 2)	15,123	15,123
Insurance Expense	11,454	14,091
Custodian fees	5,527	4,537
Miscellaneous fees	4,042	4,043

Total Expenses	584,396	727,286

NET INVESTMENT LOSS	(198,027)	(489,206)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)
Net realized gain on investments on affiliated investments	15,713	1,586,759
Net change in unrealized appreciation (depreciation) on investments	(913,780)	5,342,620

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	(898,067)	6,929,379

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,096,094)	$6,440,173

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended January 31,
	2006	2005
OPERATIONS:
Net investment loss	$(198,027)	$(489,206)
Net realized gain on investments	15,713	1,586,759
Net change in unrealized appreciation (depreciation) on investments	(913,780)	5,342,620

Net increase (decrease) in net assets resulting from operations	(1,096,094)	6,440,173

NET INCREASE (DECREASE) IN NET ASSETS	(1,096,094)	6,440,173
NET ASSETS:
Beginning of period	93,348,847	116,079,433

End of period	$92,252,753	$122,519,606

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(1,096,094)	$6,440,173
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash used in operating activities:
Net change in unrealized (depreciation) on investments	913,780	(5,342,620)
Purchase of investments	(2,805,903)	(7,380,210)
Proceeds received from the sale of investments and distributions received from private investment funds	111,681	8,138,940
Sale of short-term investments – Net	2,004,949	4,364,288
Net realized (gain) on investments	(15,713)	(1,586,759)
(Increase) in interest receivable	(88,289)	(44,286)
(Increase)/Decrease in other receivable	478,014	(4,377,806)
Increase in prepaid insurance	(28,244)	(41,815)
Increase (Decrease) in management fee payable	(4,240)	34,064
Decrease in Board of Managers’ fees payable	(1,374)	(58,877)
Decrease in other expenses payable	(40,308)	(145,092)

Net cash used in operation activities	(571,741)	—
Net change in cash	(571,741)	—

Cash at beginning of period	574,146	—

Cash at end of period	$2,405	$—

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Three Months Ended January 31,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$316.21	$393.21
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.67)	(1.65)
Net realized and unrealized gain (loss) on investment transactions	(3.04)	23.47

Total from investment operations	(3.71)	21.82

NET ASSET VALUE, END OF PERIOD	$312.50	$415.03

TOTAL NET ASSET VALUE RETURN (3), (4)	(1.17)%	5.55%
RATIOS AND SUPPLEMENTAL DATA (5)
Net assets, end of period (000’s)	$92,253	$122,520
Ratios to average net assets: (2)
Net expenses	2.52%	2.44%
Net investment loss	(0.85)%	(1.64)%
Portfolio Turnover Rate (3)	0.15%	8.94%

(1)	Selected data for a unit of membership interest outstanding through each period.

(2)	Annualized.

(3)	Not annualized.

(4)	Total net asset value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore the market value total investment return is not presented.

(5)	Income and expense ratios do not reflect the company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

January 31, 2006 (Unaudited)

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

A. Cash and cash equivalents:

Cash and cash equivalents consist of deposits with banks and highly liquid investments with original maturities of 90 days or less.

B. Investment Valuation:

The Company values portfolio securities quarterly and at such other times as, in the Company’s Board of Managers’ (the “Board” or “Board of Managers”) view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Investment Adviser or a committee of the Board of Managers or both under the supervision of the Board of Managers pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

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

At January 31, 2006 and October 31, 2005, market quotations were not readily available for securities valued at $65,790,941 or 71.31% of net assets and $63,994,789 or 68.55% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

C. Security transactions and investment income:

Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts on fixed income investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

D. Income taxes:

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of January 31, 2006 and October 31, 2005, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at January 31, 2006 was $105,552,949, and those investments had net depreciation on a tax basis at January 31, 2006 of $23,346,675, consisting of gross appreciation of $0 and gross depreciation of $23,346,675. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2005 was $106,035,533 and those investments had net depreciation on a tax basis at October 31, 2005 of $22,472,943 consisting of gross appreciation of $0 and gross depreciation of $22,472,943.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”) which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Investment Adviser”). Pursuant to an Investment Advisory Agreement (the “Agreement”). U.S. Trust Company, National Association, on behalf of its Asset Management Division served as the investment adviser to the Company (the “former Investment Adviser”) pursuant to the Agreement. Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, the Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY serves as the investment sub-adviser (the “Investment Sub-Adviser”) to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of January 31, 2006 and October 31, 2005, $465,055 and $469,295 were incurred and payable to the Investment Adviser and former Investment Adviser, respectively.

USTA is a wholly owned subsidiary of United States Trust Company, N.A. United States Trust Company, N.A. and United States Trust Company of New York are wholly-owned subsidiaries of U.S. Trust Corporation (“U.S. Trust”), a registered bank holding company, which has its principal offices at 114 West 47th Street, New York, New York 10036-1532, and which is, in turn, a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”), which has its principal offices at 120 Kearney Street, San Francisco, California 94108.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of January 31, 2006 and January 31, 2005, there was no Incentive Carried Interest earned by the Investment Adviser or the former Investment Adviser.

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

Each member of the Board of Managers receives $7,000 annually, $2,000 per meeting attended, and is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust Corporation, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

As of January 31, 2006 and October 31, 2005, Excelsior Venture Investors III, LLC had an investment in the Company of $58,565,076 and $59,260,913, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

On November 23, 2004, the Company engaged Deloitte & Touche LLP (“D&T”) as the Company’s Independent Registered Public Accounting Firm for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Investment Adviser.

On December 16, 2004, Schwab entered into an agreement with the Company and other funds managed by the former Investment Adviser whereby Schwab has funded a reserve account to be held by the Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of E&Y. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Investment Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the three month periods ended January 31, 2006, and January 31, 2005 were as follows:

Three Month Periods Ended January 31,	Purchases ($)	Proceeds ($)
2006	2,805,903	111,681
2005	7,380,210	8,138,940

Note 4 — Commitments

As of January 31, 2006, the Company had outstanding investment commitments totaling $13,272,809.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the period ended January 31, 2006 and the year ended October 31, 2005. Transactions with companies, which are or were affiliates, were as follows:

				For the Three Months Ended January 31, 2006
Name of Investment	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value	Purchases / Conversion Acquisitions	Sales / Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/ Principal Amount Held at January 31, 2006	January 31, 2006 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$—	$—	$—	46,362,656	$8,110,096
LogicLibrary, Inc., Series A Preferred	6,530,581	2,985,916	—	—	—	—	6,530,581	2,985,916
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	7,500,000	—	—	—	—	—	9,250,000	—
Cydelity Inc., Bridge Note, 8%	3,000,000	3,000,000	700,000	—	63,715	—	3,700,000	3,700,000

Total Controlled Affiliates		$15,504,462	$700,000	$—	$63,715	$—		$16,204,462
Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	163,580	—	—	—	—	—	163,580	—
Ethertronics, Inc., Series C Preferred	980,172	1,470,258	—	—	—	—	980,172	1,470,258
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	544,178	—	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	1,116,350	—	—	—	—	956,234	242,617
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000
OpVista, Inc., Series D Preferred	10,368,483	1,058,000	—	—	—	—	10,368,483	1,058,000
OpVista, Inc., Series E Preferred	15,935,224	1,626,030	—	—	—	—	15,935,224	1,626,030
OpVista, Inc., 6% Bridge Note	—	—	586,087	—	1,831	—	586,087	586,087
OpVista, Inc., Warrants	—	—	2,945	—	—	—	2,945	2,945
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	1,415,615	—	—	—	—	2,211,898	1,415,615
Silverback Systems, Inc., Series C Preferred	34,364,257	3,333,333	—	—	—	—	34,364,257	3,333,333
Silverback Systems, Inc., 5% Bridge Notes	1,969,206	1,969,206	—	—	24,817	—	1,969,206	1,969,206
Silverback Systems, Inc., Series C Warrant	4,173,033	196	—	—	—	—	4,224,203	196
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non -Controlled Affiliates		$36,993,169	$589,032	$—	$26,648	$—		$36,708,468

				For the Year Ended October 31, 2005
Name of Investment	Shares/Principal Amount Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sales / Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$4,110,096	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	750,000	750,000	1,500,000	(2,250,000)	101,034	—	—	—
LogicLibrary, Inc., Series A Preferred	4,374,256	2,000,000	985,916	—	—	—	6,530,581	2,985,916
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	4,000,000	—	—	—	—	19,995,000	—
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	—	—	—	—	—	—	7,500,000	—
Cydelity Inc., Bridge Note, 8%	—	—	3,000,000	—	123,531	—	3,000,000	3,000,000

Total Controlled Affiliates		$12,158,450	$9,596,012	$(2,250,000)	$224,565	$—		$15,504,462
Non-Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$(6,932,996)	$—	$3,932,996	—	$—
Cenquest, Inc., Series 2 Preferred	4,425	—	—	—	—	(2,000,000)	—	—
Chips & Systems, Inc., Series A Preferred	7,000,000	3,500,000	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	—	—	1,441,133	—	4,084	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	—	—	—	—	—	—	163,580	—
Ethertronics, Inc., Bridge Note	—	—	250,000	(250,000)	3,311	—	—	—
Ethertronics, Inc., Series C Preferred	—	—	1,470,258	—	—	—	980,172	1,470,258
Genoptix, Inc., Series 1-A Preferred	942,481	1,253,500	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	1,250,000	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	310,290	277,089	277,089	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	—	—	461,815	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	(4,750,000)	—	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	600,000	—	(781,176)	—	(2,218,825)	—	—
NanoOpto Corp., Series A-1 Preferred	956,234	—	—	—	—	—	956,234	1,116,350
NanoOpto Corp., Series B Preferred	3,023,399	1,655,119	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Bridge Note	—	—	500,000	(511,288)	11,288	—	—	—
NanoOpto Corp., Series C Preferred	—	—	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	—	—	—	—	—	—	229,410	—
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000
OpVista, Inc., Series D Preferred	—	—	1,058,000	—	—	—	10,368,483	1,058,000
OpVista, Inc., Series E Preferred	—	—	1,626,030	—	—	—	15,935,224	1,626,030
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	1,415,615
Silverback Systems, Inc., Series C Preferred	34,364,257	4,298,896	—	—	—	—	34,364,257	3,333,333
Silverback Systems, Inc., 5% Bridge Notes	—	—	1,969,206	—	55,783	—	1,969,206	1,969,206
Silverback Systems, Inc., Series C Warrant	—	—	196	—	—	—	4,173,033	196
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	1,425,000	—	—	—	—	1,187,500	537,840
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	(607,446)	—	(4,392,554)	—	—
Virtual Silicon Technology, Inc., Bridge Note	88,738	88,738	492,862	—	—	(492,862)	—	—

Total Non -Controlled Affiliates		$45,440,393	$9,546,589	$(9,082,906)	$74,466	$(9,921,245)		$36,993,169

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

Note 6 — Pending Litigation

The former Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The former Investment Adviser has been providing full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously by the former Investment Adviser and its affiliates, with respect to the former Investment Adviser, these investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of shares of certain mutual funds managed by the former Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the former Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The former Investment Adviser, certain of its affiliates and others have also been named in five class actions which allege that the former Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Investment Adviser. Each seeks unspecified monetary damages and related equitable relief. The former Investment Adviser, certain of its affiliates and others have also been named in two derivative actions alleging breach of fiduciary duty in relation to allegedly illegal and improper mutual fund trading practices.

The class and derivative actions described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the investor class action suits and in the derivative suits. Plaintiffs’ claims under Sections 10(b) and 20 of the Securities Exchange Act of 1934, as amended and under Section 36(b) of the Investment Company Act, as amended, however, have not been dismissed. Currently, these rulings are subject to reconsideration motions by the parties. It is anticipated that discovery will commence soon with respect to plaintiffs’ remaining claims.

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

Three-month Period Ended January 31, 2006 as Compared to the Similar Period in 2005

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three-month periods ended January 31, 2006 and 2005, the Company had a net realized gain on security transactions of $15,713 and $1,586,759, respectively. For the three-month periods ended January 31, 2006 and 2005, the Company had a net (increase) decrease in unrealized depreciation on investments of ($913,780) and $5,342,620, respectively. The net realized gain for the period ended January 31, 2006 was principally the result of the Company’s additional distribution received from the Company’s sale of Gyration, a private company investment. The net realized gain for the period ended January 31, 2005 was principally the result of the Company’s sales of NetLogic Microsystems, realized loss of ($574,053), and Senomyx, realized gain of $2,160,666, common shares. The net change in unrealized depreciation for the period ended January 31, 2006 was principally the result of a decrease in the valuation of Nano Opto Corporation of ($873,732), a private company investment, and an overall decrease in the valuation of the Company’s private investment funds. The net change in unrealized depreciation for the period ended January 31, 2005 was principally the result of an increase in the valuation of Adeza Biomedical (NASDAQ: ADZA) common shares, a public company investment. The Company utilized a discount of 15% in the valuation of this holding at January 31, 2005. The discount utilized reflects the inability of the Company to sell its shares due to contractual lock-up agreements in place after the initial public offering of common shares.

Investment Income and Expenses

For the three-month period ended January 31, 2006, the Company had investment income of $386,369 and net operating expenses of $584,396 resulting in a net investment loss of ($198,027). In comparison, for the similar period ended January 31, 2005, the Company had investment income of $238,080 and net operating expenses of $727,286, resulting in a net investment loss of ($489,206). The decrease in net investment loss for the period ended January 31, 2006 resulted from additional investment income due to an increase of short-term investments purchased and matured during the period. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period.

USTA and the Investment Sub-Adviser, provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser and the Investment Sub-Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company as described in Note 2 to Item 1 above. Such fee is determined and payable quarterly. For the three-month periods ended January 31, 2006 and 2005, the Investment Adviser, the former Investment Adviser and the Investment Sub-Adviser earned $465,055 and $617,033 in management fees, respectively. Management fees recorded during the period ended January 31, 2006 decreased over the period ended January 31, 2005 due to a decrease in net assets.

Net Assets

At January 31, 2006, the Company’s net assets were $92,252,753, or a net asset value per unit of membership interest of $312.50. This represents a decrease of ($1,096,094) from net assets of $93,348,847, or a net asset value per unit of membership interest of $316.21, at October 31, 2005. The decrease resulted principally from (i) net investment loss of ($198,027) as describe above and (ii) a net change in unrealized depreciation on investments of ($913,780) as described above.

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

At January 31, 2006, the Company held $2,405 in cash and $26,593,345 in short-term investments as compared to $574,146 held in cash and $28,598,294 in short-term investments at October 31, 2005. The decrease in short-term investments from October 31, 2005 was principally due to new and follow-on investments in private companies as well as capital calls for private investment funds. The Company, during this period funded additional capital, totaling $1,283,537, per its commitments to the private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through January 31, 2006, has contributed $12,427,191 or 48.4% of the total capital committed thus far. The Company also participated in follow-on financing rounds, totaling $1,522,366, for several of its private companies.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 71.31% of the Company’s net assets. For the private investments held at January 31, 2006, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a ($913,780) decrease in net asset value from October 31, 2005.

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

The valuation of the Company’s private funds is based upon its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in private funds is not available by reason of timing or other event on the valuation date, or are deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

The Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 71.31% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At January 31, 2006, and October 31, 2005 the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2006 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

At a meeting held on December 15, 2005, the Board of Managers (the “Board”) of the Company, and those Managers (the “Independent Managers”) who are not “interested persons” of the Company as defined in the Investment Company Act of 1940, as amended, voting separately, approved the assumption of the Company’s investment advisory contract with the Investment Adviser. In connection with such action, the Investment Adviser presented detailed information to the Board requested by the Independent Managers through their counsel. Such information included (i) information confirming the financial condition of the Investment Adviser and the Investment Adviser’s profitability derived from its relationship with the Company; (ii) a description of the personnel and services provided by the Investment Adviser; (iii) comparative information on investment performance; and (iv) information regarding brokerage and portfolio transactions. Also, U.S. Trust Corporation has agreed to ensure that the Investment Adviser will perform all of the former Investment Adviser duties and obligations under the Agreement and the Sub-Advisory Agreement and agrees to indemnify, defend and hold the company harmless for any and all losses, liabilities, actions or expenses resulting from or arising out of the failure of the Investment Adviser to perform the duties and obligations assumed by it under the Agreement and the Sub-Advisory Agreement to the same extent the former Investment Adviser would have been liable for failure to perform under the Agreement and the Sub-Advisory Agreement.

The Board reviewed and discussed financial information provided by the Investment Adviser which included an annual report and financial statements for U.S. Trust Corporation. The Board reviewed and considered the Investment Adviser’s profitability derived from its relationship with the Company. Specifically, the Board reviewed and considered a profit contribution analysis of the Investment Adviser showing its fees, income, and expenses in connection with the Company and the methodology used in the analysis. The Board determined that the Investment Adviser is solvent and sufficiently well capitalized to perform the ongoing responsibilities to the Company and to satisfy its obligations under the Investment Company Act of 1940, as amended and the advisory and sub-advisory agreements.

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

The Board also reviewed and considered the fees of other payments received by the Investment Adviser. Specifically, the Board reviewed and considered comparison of fees charged by investment advisers to fund peers of the Company, noting that the Investment Adviser’s fees were at the lower end of a narrow range. The Board also considered and reviewed information regarding brokerage, observing that the Company only occasionally engages in transactions in the public securities markets.

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

The Board considered the nature, extent and quality of services rendered to the Company by the Investment Adviser and the investment performance of the Company based on the data provided which included comparisons with the public markets as evidenced by NASDAQ data, venture economics data, and data concerning performance relative to other venture and private equity funds with generally similar objectives and management policies that had commenced investment operations at about the same time and for which detailed information is available. The Board determined that in light of the data taken as a whole and the nature and stages of the investment program of the Company, the investment performance was reasonable and acceptable. The Board discussed the Investment Adviser’s profitability, and it was noted that the profitability percentage was within ranges generally determined to be reasonable, given the services rendered and the Company’s performance and services provided. The Board concluded that the Company’s fees paid to the Investment Adviser were reasonable in light of comparative performance and advisory fee information, cost of the services provided and profits to be realized and benefits derived by the Investment Adviser from the relationship with the Company.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	On December 20, 2005, the Company filed a Current Report on Form 8-K to report (i) under Item 5.02 a departure of the co-chief executive officer and the appointment of a co-chief executive officer and (ii) under Item 8.01 that U.S. Trust Corporation (“U.S. Trust”), the parent company of U.S. Trust Company, N.A., the investment adviser to the Company has determined to restructure its bank subsidiaries and the corporate structure through which they provide investment advisory services to the funds they advise.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: March 17, 2006	By:	/s/ Leo P. Grohowski

Leo P. Grohowski
Co-Chief Executive Officer

Date: March 17, 2006	By:	/s/ Raghav V. Nandagopal

Raghav V. Nandagopal
Co-Chief Executive Officer

Date: March 17, 2006	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)