Form 10-Q
period 2006-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2006-06-14
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

EXCELSIOR VENTURE PARTNERS III, LLC

Excelsior Venture Partners III, LLC’s (the “Company’s”) prospects, including the prospects of its underlying investments, are subject to certain uncertainties and risks. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The future results of the Company and its underlying investments, may differ materially from its historical results and actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments (Unaudited)

	April 30, 2006
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$21,905,564	24.32%
INVESTMENT COMPANIES	1,046,128	1.16%
PRIVATE COMPANIES	56,509,462	62.73%
PRIVATE INVESTMENT FUNDS	10,587,305	11.75%

TOTAL INVESTMENTS	90,048,459	99.96%
OTHER ASSETS & LIABILITIES (NET)	39,675	0.04%

NET ASSETS	$90,088,134	100.00%

Excelsior Venture Partners III, LLC

Portfolio of Investments

	October 31, 2005
	Value	Percent of Net Assets
PORTFOLIO STRUCTURE
SHORT-TERM INVESTMENTS:
MONEY MARKET INSTRUMENTS	$27,485,535	29.44%
INVESTMENT COMPANIES	1,112,759	1.19%
PRIVATE COMPANIES	54,964,296	58.88%
PRIVATE INVESTMENT FUNDS	9,030,493	9.68%

TOTAL INVESTMENTS	92,593,083	99.19%
OTHER ASSETS & LIABILITIES (NET)	755,764	0.81%

NET ASSETS	$93,348,847	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2006 (Unaudited)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS —24.32%

$ 6,425,000	Federal Home Loan Bank Discount Note 4.71%, 05/01/06		$6,425,000
1,000,000	UBS Financial Commercial Paper 4.74%, 05/05/06		999,473
3,000,000	Bank of New York Commercial Paper 4.72%, 05/11/06		2,996,067
3,000,000	Washington Mutual Certificate of Deposit 4.80%, 05/11/06		3,000,000
1,000,000	Federal Home Loan Bank Discount Note 4.70%, 05/17/06		997,913
2,000,000	Federal Farm Credit Bureau Discount Note 4.70%, 05/17/06		1,995,822
2,500,000	International Lease Finance Discount Commercial Paper 4.80%, 05/18/06		2,494,333
2,000,000	Wells Fargo Certificate of Deposit 4.78%, 05/18/06		2,000,000
1,000,000	Federal Home Loan Bank Discount Note 4.77%, 05/24/06		996,956

	TOTAL MONEY MARKET INSTRUMENTS (Cost $21,905,564)		21,905,564

PRIVATE COMPANIES ** — 62.73%
Common Stocks #,@ — 0.01%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Enterprise Software — 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

Life Sciences —0.00%
46,860	Genoptix, Inc.	07/03	—

Semiconductor — 0.01%
40,026	Silverback Systems, Inc.	04/06	11,420

	TOTAL COMMON STOCKS (Cost $10,006,581)		11,420

Preferred Stocks # — 56.68%
Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software @ — 14.19%
19,995,000	***Cydelity Inc.,. Series A	01/04	—
7,146,701	***LogicLibrary, Inc., Series A	01/02, 12/04,02/05 & 08/05 &03/06	3,267,606
3,080,464	***LogicLibrary, Inc., Series A-1	08/03, 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			12,786,152

Life Sciences — 6.24%
1,999,999	Archemix Corporation, Inc., Series A	08/02, 01/03, 11/03	1,999,999
700,000	Archemix Corporation, Inc., Series B	03/04, 09/04, 12/05	700,000
942,481	Genoptix, Inc., Series 1-A@	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B@	08/04	950,822
620,580	Genoptix, Inc., Series 1-C@	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D@	05/05	461,815

			5,617,636

Medical Technology @ — 2.69%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2006 – (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
Optical @ — 17.69%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01, 03/02	242,618
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000
10,368,483	OpVista, Inc., Series D	11/04	1,058,000
15,935,224	OpVista, Inc., Series E	05/05, 06/05	1,626,030

			15,938,192

Semiconductor @ — 6.85%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
772,503	Silverback Systems, Inc., Series A-2	04/06	4,513,973
559,993	Silverback Systems, Inc., Series B	04/06	1,660,551

			6,174,524

Wireless @— 9.02%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
980,172	Ethertronics, Inc., Series C	05/05, 10/05	1,470,258

			8,120,258

	TOTAL PREFERRED STOCKS (Cost $65,106,238)		51,061,762

Notes @ — 6.03%
Enterprise Software — 4.11%
$3,700,000	***Cydelity Inc. 8% Bridge Note, April 2006	12/04, 01/05, 02/05, 03/05, 04/05, 05/05, 07/05, 01/06	3,700,000

Optical — 1.92%
1,727,599	OpVista, Inc. 8%, Bridge Note, July 2006, October 2006	01/06, 04/06	1,727,599

Semiconductor — 0.00%
1,441,133	Chips & Systems, Inc., 6% Bridge Note March 2005 #	11/04, 01/05, 02/05	—

	TOTAL NOTES (Cost $6,868,732)		5,427,599

Warrants #,@ — 0.01%
Enterprise Software — 0.00%

9,250,000	***Cydelity Inc. Series A (expiration dates 12/08, 07/09 & 01/10)	12/04, 07/05, 01/06	—

Optical — 0.01%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
3,386,121	OpVista, Inc. Series E (expiration date 01/11, 04/11)	01/06, 04/06	8,681

Wireless — 0.00%
281,667	Ethertronics, Inc., Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
163,580	Ethertronics, Inc., Series C (expiration date 01/09)	05/05, 10/05	—

	TOTAL WARRANTS (Cost $8,681)		8,681

	TOTAL — PRIVATE COMPANIES (Cost $81,990,232)		56,509,462

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2006 – (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 11.75%
0.39%	Advanced Technology Ventures VII, LP	08/01-02/06	1,073,452
1.56%	Burrill Life Sciences Capital Fund	12/02-04/06	1,293,381
1.35%	CHL Medical Partners II, LP	01/02-04/06	764,327
1.04%	CMEA Ventures VI, LP	12/03-10/05	518,866
0.36%	Morgenthaler Partners VII, L.P.	07/01-01/06	1,561,576
0.58%	Prospect Venture Partners II, LP	06/01-04/06	1,822,227
0.98%	Sevin Rosen Fund IX, LP	10/04-02/06	887,002
2.36%	Tallwood II, LP	12/02-04/06	1,356,147
1.70%	Valhalla Partners, LP	10/03-04/06	1,310,327

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $11,861,130)		10,587,305

INVESTMENT COMPANIES —1.16%
1,046,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,046,128)		1,046,128

TOTAL INVESTMENTS (Cost $116,803,054) — 99.96%			90,048,459
OTHER ASSETS & LIABILITIES (NET) — 0.04%			39,675

NET ASSETS — 100.00%			90,088,134

**	Restricted as to public resale. Acquired between June 1, 2001 and April 30, 2006. Total cost of restricted securities at April 30, 2006 aggregated $93,851,362. Total value of restricted securities owned at April 30, 2006 was $67,096,767 or 74.48% of net assets.
#	Non-income producing securities.
@	At April 30, 2006 the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at April 30, 2006 (including investments in controlled affiliates) was $53,809,463.
***	At April 30, 2006 the Company owned 25% or more of the company’s outstanding shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of controlled affiliated securities owned at April 30, 2006 was $16,486,152.
##	Disclosure is required for restricted securities only.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 29.44%
$7,000,000	Federal Farm Credit Bank Discount Note 3.67%, 11/2/05		$6,999,286
4,000,000	Danske Commercial Paper 3.82%, 11/7/05		3,997,453
7,500,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		7,495,400
5,000,000	Federal Home Loan Mortgage Corp. Discount Note 3.72%, 11/08/05		4,996,383
4,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		3,997,013

	TOTAL MONEY MARKET INSTRUMENTS (Cost $27,485,535)		27,485,535

PRIVATE COMPANIES ** — 58.88%
Common Stocks #,@ —0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Enterprise Software — 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

TOTAL COMMON STOCKS (Cost $5,247,500)			—

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 – (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE COMPANIES ** — (continued)
Preferred Stocks # — 53.56%
Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software @ — 13.40%
19,995,000	***Cydelity, Inc., Series A	01/04	—
6,530,581	***LogicLibrary, Inc., Series A	01/02, 12/04, 02/05 & 08/05	2,985,916
3,080,464	***LogicLibrary, Inc., Series A-1	08/03 & 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			12,504,462

Life Sciences — 5.76%
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

			5,384,302

Medical Technology @ — 2.60%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

Optical @ —18.01%
4,330,504	LightConnect, Inc., Series B	07/01	5,000,000
12,292,441	LightConnect, Inc., Series C	12/02	992,000
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	1,116,350
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
5,333,333	OpVista, Inc., Series B	07/01	—
12,671,059	OpVista, Inc., Series C	09/03	5,000,000
10,368,483	OpVista, Inc., Series D	11/04	1,058,000
15,935,224	OpVista, Inc., Series E	05/05, 06/05	1,626,030

			16,811,924

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 – (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date	Value (Note 1)
PRIVATE COMPANIES **, @ —(continued)
Preferred Stocks # — (continued)
Semiconductor @ — 5.09%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
2,211,898	Silverback Systems, Inc., Series B-1	03/03 & 09/03	1,415,615
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	3,333,333

			4,748,948

Wireless @ — 8.70%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
980,172	Ethertronics, Inc., Series C	05/05,10/05	1,470,258

			8,120,258

	TOTAL PREFERRED STOCKS (Cost $65,779,204)		49,994,894

Notes @ — 5.32%
Enterprise Software —3.21%
$3,000,000	***Cydelity, Inc., 8.00% Bridge Note, March, 2006	12/04, 01/05, 02/05, 03/05, 04/05, 05/05, 07/05	3,000,000
Semiconductor — 2.11%
$1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04, 01/05, 02/05	—
$1,333,335	Silverback Systems, Inc., 5.00% Bridge Note, January 2006	01/05 & 04/05	1,333,335
$635,871	Silverback Systems, Inc., 5.00% Bridge Note, July 2006	07/05	635,871

			1,969,206

	TOTAL NOTES (Cost $6,410,339)		4,969,206

Warrants #,@ — 0.00%
Enterprise Software — 0.00%
7,500,000	***Cydelity, Inc. Series A (expiration dates 12/08 and 07/09)	12/04 & 07/05	—
Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
Semiconductor — 0.00%
4,173,033	Silverback Systems, Inc. Series C (expiration date 01/12 and 07/12)	01/05, 04/05, 07/05	196
Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
163,580	Ethertronics, Inc. Series C (expiration date 01/09)	05/05,10/05	—

	TOTAL WARRANTS (Cost $196)		196

	TOTAL — PRIVATE COMPANIES (Cost $77,437,239)		54,964,296

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 – (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 9.68%
0.39%	Advanced Technology Ventures VII, L.P.	08/01-10/05	919,392
1.55%	Burrill Life Sciences Capital Fund	12/02-10/05	988,026
1.35%	CHL Medical Partners II, L.P.	01/02-08/05	630,925
1.04%	CMEA Ventures, L.P.	12/03-10/05	532,630
0.36%	Morgenthaler Partners VII, L.P.	07/01-08/05	1,505,173
0.57%	Prospect Ventures Partners II, L.P.	06/01-10/05	1,756,519
0.98%	Sevin Rosen Fund IX, L.P.	10/04-10/05	705,979
2.36%	Tallwood II, L.P.	12/02-08/05	1,072,808
1.70%	Valhalla Partners, L.P.	10/03-10/05	919,041

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $10,373,375)		9,030,493

Shares
INVESTMENT COMPANIES —1.19%
1,112,759	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,112,759)	1,112,759

	TOTAL INVESTMENTS (Cost $116,408,908) — 99.19%	92,593,083
	OTHER ASSETS & LIABILITIES (NET) — 0.81%	755,764

	NET ASSETS —100.00%	$93,348,847

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2005. Total cost of restricted securities at October 31, 2005 aggregated $87,810,614. Total value of restricted securities owned at October 31, 2005 was $63,994,789 or 68.55% of net assets.
#	Non-income producing securities.
@	At October 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total value of affiliated securities owned at October 31, 2005 (including investments in controlled affiliates) was $52,497,631.
***	At October 31, 2005, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total value of controlled affiliated securities owned at October 31, 2005 was $15,504,462.
##	Disclosure is required for restricted securities only.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	April 30, 2006 (Unaudited)	October 31, 2005
ASSETS:
Unaffiliated Issuers at value (Cost $37,512,821 and $41,438,334 respectively)	$36,238,996	$40,095,452
Controlled Affiliated Issuers at value (Cost $20,486,152 and $19,504,462 respectively)	16,486,152	15,504,462
Non Controlled Affiliated Issuers at value (Cost $58,804,081 and $55,466,112 respectively)	37,323,311	36,993,169

Investments, at value (Cost $116,803,054 and $116,408,908 respectively) (Note 1)	90,048,459	92,593,083

Cash and cash equivalents (Note 1)	5,926	574,146
Interest receivable	296,411	182,860
Distribution receivable	180,352	600,031
Other receivables	1,945	1,945
Prepaid Insurance	20,014	2,380

Total Assets	90,553,107	93,954,445

LIABILITIES:
Management fees payable (Note 2)	378,063	469,295
Professional fees payable	21,147	64,255
Administration fees payable (Note 2)	45,017	53,861
Board of Managers’ fees payable (Note 2)	9,254	8,000
Other payables	11,492	10,187

Total Liabilities	464,973	605,598

NET ASSETS	$90,088,134	$93,348,847

NET ASSETS consist of:
Paid-in capital	$116,842,729	$117,164,672
Unrealized depreciation on investments	(26,754,595)	(23,815,825)

Total Net Assets	$90,088,134	$93,348,847

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$305.17	$316.21

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Six Months Ended April 30,
	2006	2005
INVESTMENT INCOME:
Interest income from unaffiliated investments	$567,290	$478,457
Interest income from affiliated investments	196,667	108,629
Dividend income	15,316	14,734

Total Investment Income	779,273	601,820

EXPENSES:
Management fees (Note 2)	843,118	1,128,008
Professional fees	116,390	125,138
Administration fees (Note 2)	65,434	70,776
Board of Managers’ fees (Note 2)	29,754	29,753
Insurance Expense	22,065	31,987
Custodian fees	17,901	9,567
Miscellaneous fees	16,400	7,934

Total Expenses	1,111,062	1,403,163

NET INVESTMENT LOSS	(331,789)	(801,343)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)

Net realized (loss)/gain on investments on unaffiliated investments	(6,550)	1,587,218
Net realized gain/(loss) on investments on affiliated investments	16,396	(7,146,254)
Net change in unrealized (depreciation)/appreciation on investments	(2,938,770)	5,935,119

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	(2,928,924)	376,083

NET INCREASE (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,260,713)	$(425,260)

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended April 30,
	2006	2005
INVESTMENT INCOME:
Interest income from unaffiliated investments	$280,907	$290,907
Interest income from affiliated investments	106,304	65,323
Dividend income	5,693	7,511

Total Investment Income	392,904	363,741

EXPENSES:
Management fees (Note 2)	378,063	510,975
Professional fees	65,978	86,574
Administration fees (Note 2)	32,652	36,881
Board of Managers’ fees (Note 2)	14,630	14,630
Insurance Expense	10,610	17,896
Custodian fees	12,375	5,030
Miscellaneous fees	12,358	3,902

Total Expenses	526,666	675,888

NET INVESTMENT LOSS	(133,762)	(312,147)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)

Net realized gain/(loss) on investments on affiliated investments	683	(7,145,795)
Net realized loss on investments on unaffiliated investments	(6,550)	—
Net change in unrealized (depreciation)/appreciation on investments	(2,024,990)	592,509

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS	(2,030,857)	(6,553,286)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(2,164,619)	$(6,865,433)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Six Months Ended April 30,
	2006	2005
OPERATIONS:

Net investment loss	$(331,789)	$(801,343)

Net realized gain/(loss) on investments	9,846	(5,559,036)
Net change in unrealized depreciation on investments	(2,938,770)	5,935,119

Net (decrease) in net assets resulting from operations	(3,260,713)	(425,260)

DISTRIBUTIONS TO SHAREHOLDERS
Distributions	—	(10,875,536)

NET (DECREASE) IN NET ASSETS	(3,260,713)	(11,300,796)

NET ASSETS:

Beginning of period	93,348,847	116,079,433

End of period	$90,088,134	$104,778,637

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(3,260,713)	$(425,260)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on investments	2,938,770	(5,935,119)
Purchase of investments	(6,536,725)	(10,544,504)
Proceeds received from the sale of investments and distributions received from private investment funds	505,822	8,834,437
Sale of short-term investments – Net	5,646,602	13,728,250
Net realized (gain)/loss on investments	(9,846)	5,559,036
Increase in interest receivable	(113,551)	(108,276)
Decrease in other receivable	419,679	146,365
Increase in prepaid insurance	(17,634)	(29,671)
Decrease in management fee payable	(91,232)	(72,594)
Increase/(Decrease) in Board of Managers’ fees payable	1,254	(44,247)
Decrease in other expenses payable	(50,646)	(164,013)

Net cash provided by/(used in) operating activities	(568,220)	10,944,404

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Unitholders	—	(10,875,536)

Net Cash Used in Financing Activities	—	(10,875,536)

Net change in cash	(568,220)	68,868

Cash at beginning of period	574,146	—

Cash at end of period	$5,926	$68,868

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Six Months Ended April 30,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$316.21	$393.21

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(1.12)	(2.71)
Net realized and unrealized gain (loss) on investment transactions	(9.92)	1.27

Total from investment operations	(11.04)	(1.44)

FINANCING ACTIVITIES
Distribution to Members	—	(36.84)

NET DECREASE IN NET ASSETS:	(11.04)	(38.28)

NET ASSET VALUE, END OF PERIOD	$305.17	$354.93

TOTAL NET ASSET VALUE RETURN (3), (4)	(3.49)%	(0.37)%

RATIOS AND SUPPLEMENTAL DATA (5)
Net assets, end of period (000’s)	$90,088	$104,779
Ratios to average net assets: (2)
Net expenses	2.42%	2.45%
Net investment loss	(0.72)%	(1.40)%
Portfolio Turnover Rate (3)	0.76%	12.11%

(1)	Selected data for a unit of membership interest outstanding through each period.
(2)	Annualized.
(3)	Not annualized.
(4)	Total net asset value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore the market value total investment return is not presented.
(5)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

April 30, 2006 (Unaudited)

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

At April 30, 2006 and October 31, 2005, market quotations were not readily available for securities valued at $67,096,767 or 74.48% of net assets and $63,994,789 or 68.55% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of April 30, 2006 and October 31, 2005, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at April 30, 2006 was $104,941,924, and those investments had net depreciation on a tax basis at April 30, 2006 of $25,480,770, consisting of gross appreciation of $0 and gross depreciation of $25,480,770. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2005 was $106,035,533 and those investments had net depreciation on a tax basis at October 31, 2005 of $22,472,943 consisting of gross appreciation of $0 and gross depreciation of $22,472,943.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”) which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Investment Adviser”). The Investment Adviser is a wholly-owned subsidiary of United States Trust Company, National Association (“USTC-NA”). USTC-NA is a wholly-owned subsidiary of U. S. Trust Corporation (“U.S. Trust”), a registered bank holding company, which has its principal offices at 114 West 47th Street, New York, New York 10036-1532, and which is, in turn, a wholly-owned subsidiary of The Charles Schwab Corporation (‘Schwab”), which has its principal offices at 120 Kearney Street, San Francisco, California 94108.

Prior to December 16, 2005, U.S. Trust Company, N.A., on behalf of its Asset Management Division served as the investment adviser to the Company (the “former Investment Adviser”) pursuant to an Investment Advisory Agreement (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of the former Investment Adviser.

Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to December 16, 2005 and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, the former Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser (the “Investment Sub-Adviser”) to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of April 30, 2006 and October 31, 2005, $378,063 and $469,295 were payable to the Investment Adviser and former Investment Adviser, respectively.

Prior to March 31, 2006, USTA was a wholly owned subsidiary of U.S. Trust Company, N.A. (“UST-NA”) and UST-NA and U.S.Trust NY were wholly-owned subsidiaries of U.S. Trust. Effective March 31, 2006, U.S. Trust NY converted into a national bank named United States Trust Company, National Association (USTC-NA) and UST-NA merged into USTC-NA. USTC-NA is the surviving entity and remains a wholly owned subsidiary of U.S. Trust.

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

As of April 30, 2006 and October 31, 2005, Excelsior Venture Investors III, LLC had an investment in the Company of $57,190,905 and $59,260,913, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the six-month periods ended April 30, 2006, and April 30, 2005 were as follows:

Six Month Periods Ended April 30,	Purchases ($)	Proceeds ($)
2006	6,536,725	505,822
2005	10,544,504	8,834,437

Note 4 — Commitments

As of April 30, 2006, the Company had outstanding investment commitments totaling $12,572,614.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the six months ended April 30, 2006 and 2005 and the year ended October 31, 2005. Transactions with companies, which are or were affiliates, were as follows:

				For the Six Months Ended April 30, 2006
Name of Investment	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value	Purchases / Conversion Acquisitions	Sales / Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/ Principal Amount Held at April 30, 2006	April 30, 2006 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$—	$—	$—	46,362,656	$8,110,096
LogicLibrary, Inc., Series A Preferred	6,530,581	2,985,916	281,690	—	—	—	7,146,701	3,267,606
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450

Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—

Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	7,500,000	—	—	—	—	—	9,250,000	—
Cydelity Inc., Bridge Note, 8%	3,000,000	3,000,000	700,000	—	135,890	—	3,700,000	3,700,000

Total Controlled Affiliates		$15,504,462	$981,690	$—	$135,890	$—		$16,486,152

Non-Controlled Affiliates

Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	163,580	—	—	—	—	—	163,580	—
Ethertronics, Inc., Series C Preferred	980,172	1,470,258	—	—	—	—	980,172	1,470,258
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	544,178	—	—	—	—	620,580	554,178

Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815

LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	1,116,350	—	—	—	—	956,234	242,617
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000
OpVista, Inc., Series D Preferred	10,368,483	1,058,000	—	—	—	—	10,368,483	1,058,000
OpVista, Inc., Series E Preferred	15,935,224	1,626,030	—	—	—	—	15,935,224	1,626,030
OpVista, Inc., 8% Bridge Note	—	—	1,727,599	—	14,675	—	1,727,599	1,727,599
OpVista, Inc., Warrants	3,386,121	—	8,681	—	—	—	3,384,448	8,681
Silverback Systems, Inc., Common	—	—	4,759,081	—	—	—	40,026	11,420
Silverback Systems, Inc., Series B	—	—	1,500,781	—	—	—	559,992	1,660,552
Silverback Systems, Inc., Series A-2 Preferred	—	—	2,070,310	—	—	—	772,503	4,513,973
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	1,415,615	—	(1,415,615)	—	—	—	—
Silverback Systems, Inc., Series C Preferred	34,364,257	3,333,333	—	(3,343,467)	—	—	—	—
Silverback Systems, Inc., 5% Bridge Notes	1,969,206	1,969,206	300,000	(2,269,206)	—	—	—	—
Silverback Systems, Inc., Series C Warrant	4,173,033	196	—	(196)	—	(196)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non -Controlled Affiliates		$36,993,169	$10,366,452	$(7,028,484)	$14,675	$(196)		$37,323,311

				For the Year Ended October 31, 2005
Name of Investment	Shares/Principal Amount Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sales / Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$4,110,096	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	750,000	750,000	1,500,000	(2,250,000)	101,034	—	—	—

LogicLibrary, Inc., Series A Preferred	4,374,256	2,000,000	985,916	—	—	—	6,530,581	2,985,916
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	4,000,000	—	—	—	—	19,995,000	—

Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—

Cydelity Inc. Series A Warrants	—	—	—	—	—	—	7,500,000	—
Cydelity Inc., Bridge Note, 8%	—	—	3,000,000	—	123,531	—	3,000,000	3,000,000

Total Controlled Affiliates		$12,158,450	$9,596,012	$(2,250,000)	$224,565	$—		$15,504,462
Non-Controlled Affiliates

Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$(6,932,996)	$—	$3,932,996	—	$—
Cenquest, Inc., Series 2 Preferred	4,425	—	—	—	—	(2,000,000)	—	—
Chips & Systems, Inc., Series A Preferred	7,000,000	3,500,000	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	—	—	1,441,133	—	4,084	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	—	—	—	—	—	—	163,580	—
Ethertronics, Inc., Bridge Note	—	—	250,000	(250,000)	3,311	—	—	—
Ethertronics, Inc., Series C Preferred	—	—	1,470,258	—	—	—	980,172	1,470,258
Genoptix, Inc., Series 1-A Preferred	942,481	1,253,500	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	1,250,000	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	310,290	277,089	277,089	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	—	—	461,815	—	—	—	728,413	461,815

LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	(4,750,000)	—	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	600,000	—	(781,176)	—	(2,218,825)	—	—
NanoOpto Corp., Series A-1 Preferred	956,234	—	—	—	—	—	956,234	1,116,350
NanoOpto Corp., Series B Preferred	3,023,399	1,655,119	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Bridge Note	—	—	500,000	(511,288)	11,288	—	—	—
NanoOpto Corp., Series C Preferred	—	—	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	—	—	—	—	—	—	229,410	—
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000

OpVista, Inc., Series D Preferred	—	—	1,058,000	—	—	—	10,368,483	1,058,000
OpVista, Inc., Series E Preferred	—	—	1,626,030	—	—	—	15,935,224	1,626,030
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	1,415,615
Silverback Systems, Inc., Series C Preferred	34,364,257	4,298,896	—	—	—	—	34,364,257	3,333,333
Silverback Systems, Inc., 5% Bridge Notes	—	—	1,969,206	—	55,783	—	1,969,206	1,969,206
Silverback Systems, Inc., Series C Warrant	—	—	196	—	—	—	4,173,033	196
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	1,425,000	—	—	—	—	1,187,500	537,840
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	(607,446)	—	(4,392,554)	—	—
Virtual Silicon Technology, Inc., Bridge Note	88,738	88,738	492,862	—	—	(492,862)	—	—

Total Non -Controlled Affiliates		$45,440,393	$9,546,589	$(9,082,906)	$74,466	$(9,921,245)		$36,993,169

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

Note 6 — Pending Litigation

The former Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) and later by the Attorney General of the State of West Virginia in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The former Investment Adviser has provided full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously by the former Investment Adviser and its affiliates, with respect to the former Investment Adviser, these investigations have been focusing on circumstances in which a small number of parties were permitted to engage in short-term trading of shares of certain mutual funds managed by the former Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the former Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The former Investment Adviser, certain of its affiliates and others have also been named in several class action and derivative lawsuits which allege that the former Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

The class and derivative actions described above have been transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the investor class action suits and in the derivative suits. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended and under Section 36(b) and 48(a) of the Investment Company Act of 1940, as amended, however, have not been dismissed. Discovery has commenced with respect to plaintiffs’ remaining claims.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, the Investment Adviser believes that the pending Investigations and private lawsuits are not likely to materially affect the Investment Adviser’s ability to provide investment management services to the Company. Neither the Investment Adviser nor the Company are a subject of the Investigations nor a party to the lawsuits described above.

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

Six-month and Three-month Periods Ended April 30, 2006 as Compared to the Similar Period in 2005

Realized and Unrealized Gains and Losses from Portfolio Investments

For the six-month periods ended April 30, 2006 and 2005, the Company had a net realized gain (loss) on security transactions of $9,846 and ($5,559,036), respectively. For the six-month periods ended April 30, 2006 and 2005, the Company had a net change in unrealized (depreciation)/appreciation on investments of ($2,938,770) and $5,935,119, respectively. The net realized gain for the period ended April 30, 2006 was principally the result of the Company’s additional distribution received from the Company’s sale of Gyration, a private company investment which was partially offset by realized loss from the sale of stock distributed by the Company’s private investment funds. The realized loss for the period ended April 30, 2005 was principally the result of the Company’s sale of Monterey Design Systems during the period. The net change in unrealized depreciation for the period ended April 30, 2006 was principally the result of a decrease in the valuation of Nano Opto Corporation of ($873,732), and Silverback Systems, Inc of ($2,134,094) both private company investments. The net change in unrealized depreciation for the period ended April 30, 2005 was principally the combination of: i) the sale of Monterey Design Systems, a private company investment, which resulted in a decrease in unrealized depreciation of approximately $7,150,000 due to the reclassification from unrealized depreciation to realized loss, ii) the sale of Netlogic Microsystems common shares, a public company investment, which resulted in an decrease in unrealized depreciation of $3,293,078, iii) the sale of Senomyx common shares, a public company investment, which resulted in an increase in unrealized depreciation of $1,476,005, iv) an increase in the value of Adeza Biomedical common shares, a public company investment, by $3,196,003, v) a decrease of $4,941,133 due to the write-off of Chips & Systems, a private company investment, and vi) a decrease of $1,124,649 due to the write-down of Genoptix, a private company investment.

For the three-month periods ended April 30, 2006 and 2005, the Company had a net realized (loss) on security transactions of ($5,867) and ($7,145,795), respectively. For the three-month periods ended April 30, 2006 and 2005, the Company had a net (increase) decrease in unrealized depreciation on investments of ($2,024,990) and $592,509 respectively. The net realized loss for the period ended April 30, 2006 was principally the result of the sale of stock distributed by the Company’s private investment funds. The realized loss for the period ended April 30, 2005 was principally the result of the Company’s sale of Monterey Design Systems during the period. The net change in unrealized depreciation for the period ended April 30, 2006 was principally the result of a decrease in the valuation of Silverback Systems, Inc. of ($2,134,094), a private company investment. The net change in unrealized depreciation for the period ended April 30, 2005 was principally the combination of the sale of Monterey Design Systems, a private company investment, which resulted in an increase in unrealized appreciation of $7,150,000 due to the reclassification from unrealized depreciation to realized loss and partially offset by (i) a decrease in value of Adeza Biomedical common shares, a public company investment, by $367,629, (ii) a decrease of $4,941,133 due to the write-off of Chips & Systems, and (iii) a decrease of $1,124,649 due to the write-down of Genoptix.

Investment Income and Expenses

For the six-month period ended April 30, 2006, the Company had investment income of $779,273 and operating expenses of $1,111,062, resulting in a net investment loss of ($331,789). In comparison, for the similar period ended April 30, 2005, the Company had investment income of $601,820 and operating expenses of $1,403,163, resulting in a net investment loss of ($801,343). The increase in net investment income resulted from the increase in short-term interest income and additional interest income from affiliated investments. The Company continues its investment program in venture capital companies and private equity funds. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets under management during the period.

For the three-month period ended April 30, 2006, the Company had investment income of $392,904 and net operating expenses of $526,666 resulting in a net investment loss of ($133,762). In comparison, for the similar period ended April 30, 2005, the Company had investment income of $363,741 and net operating expenses of $675,888, resulting in a net investment loss of ($312,147). The increase in net investment income for the period ended April 30, 2006 resulted from additional investment income from affiliated investments. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period.

The Investment Adviser and the Investment Sub-Adviser, provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser and the Investment Sub-Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company as described in Note 2 to Item 1 above. Such fee is determined and payable quarterly. For the six-month periods ended April 30, 2006 and 2005, the Investment Adviser, the former Investment Adviser and the Investment Sub-Adviser earned $843,118 and $1,128,088 in management fees, respectively. Management fees, recorded during the period ended April 30, 2006 decreased over the period ended January 31, 2005 due to a decrease in net assets. For the three-month periods ended April 30, 2006 and 2005, the Investment Advisers earned $378,063 and $510,975 in management fees, respectively. Management fees recorded during the period ended April 30, 2006 decreased over the period ended April 30, 2005 due to a decline in net assets under management.

Net Assets

At April 30, 2006, the Company’s net assets were $90,088,134, or a net asset value per unit of membership interest of $305.17. This represents a decrease of ($3,260,713) from net assets of $93,348,847, or a net asset value per unit of membership interest of $316.21, at October 31, 2005. The decrease resulted principally from (i) net investment loss of ($331,789) as describe above and (ii) a net change in unrealized depreciation on investments of ($2,938,770) as described above.

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

At April 30, 2006, the Company held $5,926 in cash and $22,951,692 in short-term investments as compared to $574,146 held in cash and $28,598,294 in short-term investments at October 31, 2005. The decrease in short-term investments from October 31, 2005 was principally due to new and follow-on investments in private companies as well as capital calls for private investment funds. The Company, during this period funded additional capital, totaling $1,983,731, per its commitments to the private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through April 30, 2006, has contributed $13,127,386 or 51.1 % of the total capital committed thus far. The Company also participated in follow-on financing rounds, totaling $4,451,304, for several of its private companies.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 74.48% of the Company’s net assets. For the private investments held at April 30, 2006, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a ($2,938,770) decrease in net asset value from October 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 74.48% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At April 30, 2006, and October 31, 2005 the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2006 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: June 14, 2006	By:	/s/ Leo P. Grohowski
Leo P. Grohowski
Co-Chief Executive Officer

Date: June 14, 2006	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: June 14, 2006	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)