Form 10-Q/A
period 2006-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2006-07-05
CIK 1103076

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

THE PURPOSE OF THIS AMENDMENT NO. 1 (THE “AMENDMENT”) TO THE QUARTERLY REPORT ON FORM 10-Q OF EXCELSIOR VENTURE PARTNERS III, LLC (THE “REGISTRANT”) FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2006 (THE “ORIGINAL FORM 10-Q”) IS TO INCLUDE TWO PARAGRAPHS IN NOTE 2 TO THE FINANCIAL STATEMENTS THAT WERE INADVERTENTLY OMITTED DUE TO A PRINTING ERROR AND TO REPLACE A LINE IN THE CHART LOCATED IN NOTE 5 TO THE FINANCIAL STATEMENTS. NO OTHER INFORMATION INCLUDED IN THE ORIGINAL FORM 10-Q IS AMENDED BY THIS AMENDMENT.

The following paragraphs are inserted as the fifth and sixth paragraphs in Note 2 to the Financial Statements:

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type, and (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of April 30, 2006 and April 30, 2005, there was no Incentive Carried Interest earned by the Investment Adviser or the former Investment Adviser.

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

The following row is inserted to replace the row entitled OpVista, Inc., Warrants in the Original Form 10-Q in the chart in Note 5 to the Financial Statements:

OpVista, Inc., Warrants	—	—	8,681	—	—	—	3,386,121	8,681

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: July 5, 2006	By:	/s/ Leo P. Grohowski
Leo P. Grohowski Co-Chief Executive Officer

Date: July 5, 2006	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal Co-Chief Executive Officer

Date: July 5, 2006	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger Treasurer (Principal Financial Officer)