Form 10-Q
period 2006-07-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2006-09-14
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large filer in Rule 12b-2 of the Exchange Act. (check one):    Large accelerated filer  ☐    Accelerated file  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments (Unaudited)

	July 31, 2006
PORTFOLIO STRUCTURE	Value	Percent of Net Assets
SHORT-TERM INVESTMENTS:

MONEY MARKET INSTRUMENTS	$16,242,834	20.71%

INVESTMENT COMPANIES	1,044,128	1.33%

PRIVATE COMPANIES	49,536,617	63.14%

PRIVATE INVESTMENT FUNDS	11,542,936	14.71%

TOTAL INVESTMENTS	78,366,515	99.89%
OTHER ASSETS & LIABILITIES (NET)	86,306	0.11%

NET ASSETS	$78,452,821	100.00%

Excelsior Venture Partners III, LLC Portfolio of Investments

	October 31, 2005
PORTFOLIO STRUCTURE	Value	Percent of Net Assets
SHORT-TERM INVESTMENTS:

MONEY MARKET INSTRUMENTS	$27,485,535	29.44%

INVESTMENT COMPANIES	1,112,759	1.19%

PRIVATE COMPANIES	54,964,296	58.88%

PRIVATE INVESTMENT FUNDS	9,030,493	9.68%

TOTAL INVESTMENTS	92,593,083	99.19%
OTHER ASSETS & LIABILITIES (NET)	755,764	0.81%

NET ASSETS	$93,348,847	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2006 (Unaudited)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 20.71%

$ 2,260,000	Federal Home Loan Bank Discount Note 4.95%, 08/01/06		$2,260,000
1,500,000	First Tennessee Bank Certificate of Deposit 5.28%, 08/07/06		1,500,000
3,000,000	Federal Home Loan Bank Discount Note 5.14%, 08/09/06		2,996,573
4,000,000	Federal Farm Credit Bureau Discount Note 5.14%, 08/10/06		3,994,860
4,000,000	Federal Home Loan Bank Discount Note 5.18%, 08/11/06		3,994,245
1,500,000	UBS Financial Commercial Paper 5.25%, 08/14/06		1,497,156

	TOTAL MONEY MARKET INSTRUMENTS (Cost $16,242,834)		16,242,834

PRIVATE COMPANIES ** — 63.14%
Common Stocks #, @ — 1.23%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Enterprise Software — 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

Optical — 1.22%
1,079,541	OpVista, Inc.	06/06	956,182

Semiconductor — 0.01%
40,026	Silverback Systems, Inc.	04/06	11,420

	TOTAL COMMON STOCKS (Cost $19,190,611)		967,602

Preferred Stocks # — 61.21%
Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software @ — 24.51%
19,995,000	***Cydelity Inc., Series A	01/04	—
19,702,277	***Cydelity Inc., Series A-1	05/06	3,940,456
25,535,051	***Cydelity Inc., Series A-2	05/06	2,500,009
7,146,701	***LogicLibrary, Inc., Series A	01/02, 12/04,02/05 & 08/05 &03/06	3,267,606
3,080,464	***LogicLibrary, Inc., Series A-1	08/03, 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			19,226,617

Life Sciences — 7.16%
1,999,999	Archemix Corporation, Inc., Series A	08/02, 01/03, 11/03	1,999,999
700,000	Archemix Corporation, Inc., Series B	03/04, 09/04, 12/05	700,000
942,481	Genoptix, Inc., Series 1-A@	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B@	08/04	950,822
620,580	Genoptix, Inc., Series 1-C@	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D@	05/05	461,815

			5,617,636

Medical Technology @ — 3.09%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2006 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
Optical @ — 8.23%
956,234	NanoOpto Corporation, Series A-1	10/01, 03/02	$242,618
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
1,234,263	NanoOpto Corporation, Series D	05/06	382,622
4,299,481	OpVista, Inc., Series AA	06/06	3,808,179

			6,452,963

Semiconductor @ — 7.87%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
772,503	Silverback Systems, Inc., Series A-2	04/06	4,513,973
559,993	Silverback Systems, Inc., Series B	04/06	1,660,551

			6,174,524

Wireless @ — 10.35%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
980,172	Ethertronics, Inc., Series C	05/05, 10/05	1,470,258

			8,120,258

	TOTAL PREFERRED STOCKS (Cost $60,561,473)		48,016,998

Notes @ — 0.70%
Medical Technology — 0.06%
$ 52,017	Tensys Medical, Inc., 8% Bridge Note	07/06	52,017

Semiconductor — 0.00%
$1,441,133	Chips & Systems, Inc., 6% Bridge Note March 2005 #	11/04, 01/05, 02/05	—

Wireless — 0.64%
$ 500,000	Ethertronics, Inc., 8% Bridge Note	06/06	500,000

	TOTAL NOTES (Cost $1,993,150)		552,017

Warrants #,@ — 0.00%
Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—

Wireless — 0.00%
281,667	Ethertronics, Inc., Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
163,580	Ethertronics, Inc., Series C (expiration date 01/09)	05/05, 10/05	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $81,745,234)		49,536,617

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2006 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 14.71%
0.39%	Advanced Technology Ventures VII, LP	08/01-07/06	$1,210,015
1.56%	Burrill Life Sciences Capital Fund	12/02-06/06	1,337,234
1.35%	CHL Medical Partners II, LP	01/02-07/06	819,062
1.04%	CMEA Ventures VI, LP	12/03-06/06	626,902
0.36%	Morgenthaler Partners VII, L.P.	07/01-06/06	1,695,253
0.58%	Prospect Venture Partners II, LP	06/01-07/06	1,553,290
0.98%	Sevin Rosen Fund IX, LP	10/04-06/06	1,240,883
2.36%	Tallwood II, LP	12/02-05/06	1,506,147
1.70%	Valhalla Partners, LP	10/03-06/06	1,554,150

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $12,956,824)		11,542,936

INVESTMENT COMPANIES —1.33%
1,044,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,044,128)		1,044,128

TOTAL INVESTMENTS (Cost $111,989,020) — 99.89%			78,366,515
OTHER ASSETS & LIABILITIES (NET) — 0.11%			86,306

NET ASSETS — 100.00%			$78,452,821

**	Restricted as to public resale. Acquired between June 1, 2001 and July 31, 2006. Total cost of restricted securities at July 31, 2006 aggregated $94,702,058. Total value of restricted securities owned at July 31, 2006 was $61,079,553 or 77.86% of net assets.
#	Non-income producing securities.
@	At July 31, 2006 the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at July 31, 2006 (including investments in controlled affiliates) was $46,836,618.
***	At July 31, 2006 the Company owned 25% or more of the company’s outstanding shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of controlled affiliated securities owned at July 31, 2006 was $19,226,617.
##	Disclosure is required for restricted securities only.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 29.44%
$ 7,000,000	Federal Farm Credit Bank Discount Note 3.67%, 11/2/05		$6,999,286
4,000,000	Danske Commercial Paper 3.82%, 11/7/05		3,997,453
7,500,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		7,495,400
5,000,000	Federal Home Loan Mortgage Corp. Discount Note 3.72%, 11/08/05		4,996,383
4,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		3,997,013

	TOTAL MONEY MARKET INSTRUMENTS (Cost $27,485,535)		27,485,535

PRIVATE COMPANIES ** — 58.88%
Common Stocks #,@ — 0.00%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Enterprise Software – 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

Life Sciences – 0.00%
46,860	Genoptix, Inc.	07/03	—

	TOTAL COMMON STOCKS (Cost $5,247,500)		—

Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software @ — 13.40%
19,995,000	***Cydelity, Inc., Series A	01/04	—
6,530,581	***LogicLibrary, Inc., Series A	01/02, 12/04, 02/05 & 08/05	2,985,916
3,080,464	***LogicLibrary, Inc., Series A-1	08/03 & 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			12,504,462

Life Sciences — 5.76%
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

			5,384,302

Medical Technology @ — 2.60%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 – (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE COMPANIES ** — (continued)
Preferred Stocks # — (continued)
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

			16,811,924

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date	Value (Note 1)
PRIVATE COMPANIES **, @ — (continued)
Preferred Stocks # — (continued)
Semiconductor @ — 5.09%
7,000,000	Chips & Systems, Inc., Series A	03/04	$—
2,211,898	Silverback Systems, Inc., Series B-1	03/03 & 09/03	1,415,615
34,364,257	Silverback Systems, Inc., Series C	03/03, 09/03, 04/04	3,333,333

			4,748,948

Wireless @ — 8.70%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
980,172	Ethertronics, Inc., Series C	05/05,10/05	1,470,258

			8,120,258
	TOTAL PREFERRED STOCKS (Cost $65,779,204)		49,994,894

Notes @ — 5.32%
Enterprise Software — 3.21%
$3,000,000	***Cydelity, Inc., 8.00% Bridge Note, March, 2006	12/04, 01/05, 02/05, 03/05, 04/05, 05/05, 07/05	3,000,000
Semiconductor — 2.11%
$1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04, 01/05, 02/05	—
$1,333,335	Silverback Systems, Inc., 5.00% Bridge Note, January 2006	01/05 & 04/05	1,333,335
$ 635,871	Silverback Systems, Inc., 5.00% Bridge Note, July 2006	07/05	635,871

			1,969,206
	TOTAL NOTES (Cost $6,410,339)		4,969,206

Warrants #,@ — 0.00%
Enterprise Software — 0.00%
7,500,000	***Cydelity, Inc. Series A (expiration dates 12/08 and 07/09)	12/04 & 07/05	—

Optical — 0.00%

229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
Semiconductor — 0.00%
4,173,033	Silverback Systems, Inc. Series C (expiration date 01/12 and 07/12)	01/05, 04/05, 07/05	196
Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
163,580	Ethertronics, Inc. Series C (expiration date 01/09)	05/05,10/05	—

	TOTAL WARRANTS (Cost $196)		196

	TOTAL — PRIVATE COMPANIES (Cost $77,437,239)		54,964,296

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2005 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 9.68%
0.39%	Advanced Technology Ventures VII, L.P.	08/01-10/05	$919,392
1.55%	Burrill Life Sciences Capital Fund	12/02-10/05	988,026
1.35%	CHL Medical Partners II, L.P.	01/02-08/05	630,925
1.04%	CMEA Ventures, L.P.	12/03-10/05	532,630
0.36%	Morgenthaler Partners VII, L.P.	07/01-08/05	1,505,173
0.57%	Prospect Ventures Partners II, L.P.	06/01-10/05	1,756,519
0.98%	Sevin Rosen Fund IX, L.P.	10/04-10/05	705,979
2.36%	Tallwood II, L.P.	12/02-08/05	1,072,808
1.70%	Valhalla Partners, L.P.	10/03-10/05	919,041

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $10,373,375)		9,030,493

Shares
INVESTMENT COMPANIES —1.19%
1,112,759	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,112,759)	1,112,759

	TOTAL INVESTMENTS (Cost $116,408,908) —99.19%	92,593,083
	OTHER ASSETS & LIABILITIES (NET) — 0.81%	755,764

	NET ASSETS —100.00%	$93,348,847

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2005. Total cost of restricted securities at October 31, 2005 aggregated $87,810,614. Total value of restricted securities owned at October 31, 2005 was $63,994,789 or 68.55% of net assets.
#	Non-income producing securities.
@	At October 31, 2005, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total value of affiliated securities owned at October 31, 2005 (including investments in controlled affiliates) was $52,497,631.
***	At October 31, 2005, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total value of controlled affiliated securities owned at October 31, 2005 was $15,504,462.
##	Disclosure is required for restricted securities only.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	July 31, 2006 (Unaudited)	October 31, 2005
ASSETS:
Unaffiliated Issuers at value (Cost $32,943,785 and $41,438,334 respectively)	$31,529,897	$40,095,452
Controlled Affiliated Issuers at value (Cost $23,226,617 and $19,504,462 respectively)	19,226,617	15,504,462
Non Controlled Affiliated Issuers at value (Cost $55,818,618 and $55,466,112 respectively)	27,610,001	36,993,169

Investments, at value (Cost $111,989,020 and $116,408,908 respectively) (Note 1)	78,366,515	92,593,083

Cash and cash equivalents (Note 1)	1,222	574,146
Interest receivable	15,099	182,860
Distribution receivable	386,460	600,031
Other receivables	1,945	1,945
Prepaid Insurance	12,294	2,380

Total Assets	78,783,535	93,954,445

LIABILITIES:
Management fees payable (Note 2)	197,744	469,295
Professional fees payable	55,000	64,255
Administration fees payable (Note 2)	54,340	53,861
Board of Managers’ fees payable (Note 2)	12,000	8,000
Other payables	11,630	10,187

Total Liabilities	330,714	605,598

NET ASSETS	$78,452,821	$93,348,847

NET ASSETS consist of:
Paid-in capital	$112,075,326	$117,164,672
Unrealized depreciation on investments	(33,622,505)	(23,815,825)

Total Net Assets	$78,452,821	$93,348,847

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$265.75	$316.21

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Nine Months Ended July 31,
	2006	2005
INVESTMENT INCOME:
Interest income from unaffiliated investments	$792,312	$708,354
Interest income from affiliated investments	198,447	246,383
Dividend income	28,137	25,799

Total Investment Income	1,018,896	980,536

EXPENSES:
Management fees (Note 2)	1,040,862	1,613,160
Professional fees	196,637	151,887
Administration fees (Note 2)	103,507	103,174
Board of Managers’ fees (Note 2)	68,500	44,877
Insurance Expense	33,117	47,528
Custodian fees	25,401	19,865
Miscellaneous fees	22,150	12,390

Total Expenses	1,490,174	1,992,881

NET INVESTMENT LOSS	(471,278)	(1,012,345)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)

Net realized (loss)/gain on investments on unaffiliated investments	(6,548)	1,587,218
Net realized loss on investments on affiliated investments	(4,611,520)	(3,213,258)
Net change in unrealized depreciation on investments	(9,806,680)	(6,326,275)

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS	(14,424,748)	(7,952,315)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(14,896,026)	$(8,964,660)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2006	2005
INVESTMENT INCOME:
Interest income from unaffiliated investments	$225,022	$229,897
Interest income from affiliated investments	1,780	137,754
Dividend income	12,821	11,064

Total Investment Income	239,623	378,715

EXPENSES:
Management fees (Note 2)	197,744	485,151
Professional fees	80,246	26,748
Administration fees (Note 2)	38,073	32,400
Board of Managers’ fees (Note 2)	38,747	15,123
Insurance Expense	11,052	15,541
Custodian fees	7,500	10,298
Miscellaneous fees	5,750	4,456

Total Expenses	379,112	589,717

NET INVESTMENT LOSS	(139,489)	(211,002)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)

Net realized gain on investments on unaffiliated investments	2	—
Net realized gain/(loss) on investments on affiliated investments	(4,627,916)	3,932,996
Net change in unrealized depreciation on investments	(6,867,910)	(12,261,394)

NET REALIZED AND UNREALIZED LOSS ON INVESTMENTS	(11,495,824)	(8,328,398)

NET DECREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(11,635,313)	$(8,539,400)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended July 31,
	2006	2005
OPERATIONS:
Net investment loss	$(471,278)	$(1,012,345)

Net realized loss on investments	(4,618,068)	(1,626,040)
Net change in unrealized depreciation on investments	(9,806,680)	(6,326,275)

Net (decrease) in net assets resulting from operations	(14,896,026)	(8,964,660)

DISTRIBUTIONS TO SHAREHOLDERS
Distributions	—	(10,875,536)

NET (DECREASE) IN NET ASSETS	(14,896,026)	(19,840,196)

NET ASSETS:

Beginning of period	93,348,847	116,079,433

End of period	$78,452,821	$96,239,237

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$(14,896,026)	$(8,964,600)
Adjustments to reconcile net increase (decrease) in net assets from operations to net cash provided by (used in) operating activities:
Net change in unrealized depreciation on investments	9,806,680	6,326,275
Purchase of investments	(13,712,456)	(18,753,637)
Proceeds received from the sale of investments and distributions received from private investment funds	2,202,944	15,927,291
Sale of short-term investments – Net	11,311,332	15,147,341
Net realized loss on investments	4,618,068	1,626,040
(Increase)/Decrease in interest receivable	167,761	(267,682)
Decrease in other receivable	213,571	172,950
Increase in prepaid insurance	(9,914)	(14,130)
Decrease in management fee payable	(271,551)	(98,418)
Increase/(Decrease) in Board of Managers’ fees payable	4,000	(63,123)
Decrease in other expenses payable	(7,333)	(157,651)

Net cash provided by/(used in) operating activities	(572,924)	10,880,596

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Unitholders	—	(10,875,536)

Net Cash Used in Financing Activities	—	(10,875,536)

Net change in cash	(572,924)	5,060

Cash at beginning of period	574,146	—

Cash at end of period	$1,222	$5,060

SUPPLEMENTAL INFORMATION
Non-cash distributions received from private investment funds	$—	$47,971

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Nine Months Ended July 31,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$316.21	$393.21

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(1.60)	(3.43)
Net realized and unrealized loss on investment transactions	(48.86)	(26.94)

Total from investment operations	(50.46)	(30.37)

FINANCING ACTIVITIES
Distribution to Members	—	(36.84)

NET DECREASE IN NET ASSETS:	(50.46)	(67.21)

NET ASSET VALUE, END OF PERIOD	$265.75	$326.00

TOTAL NET ASSET VALUE RETURN (3), (4)	(15.96)%	(8.49)%

RATIOS AND SUPPLEMENTAL DATA (5)
Net assets, end of period (000’s)	$78,453	$96,239
Ratios to average net assets: (2)
Expenses	2.24%	2.42%
Net investment loss	(0.71)%	(1.23)%
Portfolio Turnover Rate (3)	3.42%	22.44%

(1)	Selected data for a unit of membership interest outstanding through each period.
(2)	Annualized.
(3)	Not annualized.
(4)	Total net asset value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore the market value total investment return is not presented.
(5)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

July 31, 2006 (Unaudited)

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

At July 31, 2006 and October 31, 2005, market quotations were not readily available for securities valued at $61,079,553 or 77.86% of net assets and $63,994,789 or 68.55% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of July 31, 2006 and October 31, 2005, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at July 31, 2006 was $99,032,196, and those investments had net depreciation on a tax basis at July 31, 2006 of $32,208,617, consisting of gross appreciation of $0 and gross depreciation of $32,208,617. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2005 was $106,035,533 and those investments had net depreciation on a tax basis of $22,472,943 consisting of gross appreciation of $0 and gross depreciation of $22,472,943.

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

Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to December 16, 2005 and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, the former Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser (the “Investment Sub-Adviser”) to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of July 31, 2006 and October 31, 2005, $197,744 and $469,295 were payable to the Investment Adviser and former Investment Adviser, respectively.

Prior to March 31, 2006, USTA was a wholly owned subsidiary of U.S. Trust Company, N.A. (“UST-NA”) and UST-NA and U.S. Trust NY were wholly-owned subsidiaries of U.S. Trust. Effective March 31, 2006, U.S. Trust NY converted into a national bank named United States Trust Company, National Association (USTC-NA) and UST-NA merged into USTC-NA. USTC-NA is the surviving entity and remains a wholly-owned subsidiary of U.S. Trust.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of July 31, 2006 and July 31, 2005, there was no Incentive Carried Interest earned by the Investment Adviser or the former Investment Adviser.

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

Each member of the Board of Managers receives a $10,000 annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board will receive $2,000 per quarterly meeting attended. In addition, each Board member will receive $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meetings attended, Board members will receive $1,500, while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

As of July 31, 2006 and October 31, 2005, Excelsior Venture Investors III, LLC had an investment in the Company of $49,804,427 and $59,260,913, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

On November 23, 2004, the Company engaged Deloitte & Touche LLP (“D&T”) as the Company’s Independent Registered Public Accounting Firm for the fiscal year ended October 31, 2004, replacing Ernst & Young LLP (“E&Y”), the Company’s prior independent public accountants. E&Y was terminated by the Company on October 28, 2004 as a result of concerns regarding its independence at the time of issuance of its report on the Company’s October 31, 2003 financial statements. These concerns are the result of certain real estate consulting services performed by E&Y on a contingent fee basis for Charles Schwab & Co., Inc., an affiliate of the Company’s Investment Adviser.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the nine-month periods ended July 31, 2006, and July 31, 2005 were as follows:

Nine Month Periods Ended July 31,	Purchases ($)	Proceeds ($)
2006	13,712,456	2,202,944
2005	18,753,637	15,927,291

Note 4 — Commitments

As of July 31, 2006, the Company had outstanding investment commitments totaling $11,143,885.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the nine months ended July 31, 2006 and 2005 and the year ended October 31, 2005. Transactions with companies, which are or were affiliates, were as follows:

				For the Nine Months Ended July 31, 2006
Name of Investment	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value	Purchases / Conversion Acquisitions	Sales / Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at July 31, 2006	July 31, 2006 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$—	$—	$—	46,362,656	$8,110,096
LogicLibrary, Inc., Series A Preferred	6,530,581	2,985,916	281,690	—	—	—	7,146,701	3,267,606
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Series A-1 Preferred	—	—	3,940,456	—	—	—	19,702,277	3,940,456
Cydelity Inc. Series A-2 Preferred	—	—	2,500,009	—	—	—	25,535,051	2,500,009
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	7,500,000	—	—	—	—	—	—	—
Cydelity Inc., Bridge Note, 8%	3,000,000	3,000,000	700,000	(3,700,000)	116,925	—	—	—

Total Controlled Affiliates		$15,504,462	$7,422,155	$(3,700,000)	$116,925	$—		$19,226,617

Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Bridge Note	—	—	500,000	—	5,260	—	500,000	500,000
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	163,580	—	—	—	—	—	163,580	—
Ethertronics, Inc., Series C Preferred	980,172	1,470,258	—	—	—	—	980,172	1,470,258
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	544,178	—	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	(5,000,000)	—	(3,854,502)	—	—
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	(992,000)	—	(764,733)	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	1,116,350	—	—	—	—	956,234	242,617
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
NanoOpto Corp., Series D Preferred	—	—	382,622	—	—	—	1,234,263	382,622
OpVista, Inc., Common Stock	—	—	9,184,031	—	—	—	1,079,541	956,182
OpVista, Inc., Series AA Preferred	—	—	3,808,179	—	—	—	4,299,481	3,808,179
OpVista, Inc., Series B Preferred	5,333,333	—	—	(4,000,000)	—	—	—	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	(2,500,000)	—	—	—	—
OpVista, Inc., Series D Preferred	10,368,483	1,058,000	—	(1,058,000)	—	—	—	—
OpVista, Inc., Series E Preferred	15,935,224	1,626,030	—	(1,626,031)	—	—	—	—
OpVista, Inc., 8% Bridge Note	—	—	1,727,599	(1,727,599)	29,944	—	—	—
OpVista, Inc., Warrants	—	—	8,681	(8,681)	—	(8,681)	—	—
Silverback Systems, Inc., Common	—	—	4,759,081	—	—	—	40,026	11,420
Silverback Systems, Inc., Series B	—	—	1,500,781	—	—	—	559,992	1,660,552
Silverback Systems, Inc., Series A-2 Preferred	—	—	2,070,310	—	—	—	772,503	4,513,973
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	1,415,615	—	(1,415,615)	—	—	—	—
Silverback Systems, Inc., Series C Preferred	34,364,257	3,333,333	—	(3,343,467)	—	—	—	—
Silverback Systems, Inc., 5% Bridge Notes	1,969,206	1,969,206	300,000	(2,269,206)	—	—	—	—
Silverback Systems, Inc., Series C Warrant	4,173,033	196	—	(196)	—	(196)	—	—
Tensys Medical, Inc., Bridge Note	—	—	52,017	—	217	—	52,017	52,017
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non -Controlled Affiliates		$36,993,169	$24,293,301	$(23,940,795)	$35,421	$(4,628,112)		$27,610,001

				For the Year Ended October 31, 2005
Name of Investment	Shares/Principal Amount Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sales / Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$4,110,096	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	750,000	750,000	1,500,000	(2,250,000)	101,034	—	—	—
LogicLibrary, Inc., Series A Preferred	4,374,256	2,000,000	985,916	—	—	—	6,530,581	2,985,916
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	4,000,000	—	—	—	—	19,995,000	—
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	—	—	—	—	—	—	7,500,000	—
Cydelity Inc., Bridge Note, 8%	—	—	3,000,000	—	123,531	—	3,000,000	3,000,000

Total Controlled Affiliates		$12,158,450	$9,596,012	$(2,250,000)	$224,565	$—		$15,504,462
Non-Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$(6,932,996)	$—	$3,932,996	—	$—
Cenquest, Inc., Series 2 Preferred	4,425	—	—	—	—	(2,000,000)	—	—
Chips & Systems, Inc., Series A Preferred	7,000,000	3,500,000	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	—	—	1,441,133	—	4,084	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	—	—	—	—	—	—	163,580	—
Ethertronics, Inc., Bridge Note	—	—	250,000	(250,000)	3,311	—	—	—
Ethertronics, Inc., Series C Preferred	—	—	1,470,258	—	—	—	980,172	1,470,258
Genoptix, Inc., Series 1-A Preferred	942,481	1,253,500	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	1,250,000	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	310,290	277,089	277,089	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	—	—	461,815	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	(4,750,000)	—	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	600,000	—	(781,176)	—	(2,218,825)	—	—
NanoOpto Corp., Series A-1 Preferred	956,234	—	—	—	—	—	956,234	1,116,350
NanoOpto Corp., Series B Preferred	3,023,399	1,655,119	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Bridge Note	—	—	500,000	(511,288)	11,288	—	—	—
NanoOpto Corp., Series C Preferred	—	—	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	—	—	—	—	—	—	229,410	—
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000
OpVista, Inc., Series D Preferred	—	—	1,058,000	—	—	—	10,368,483	1,058,000
OpVista, Inc., Series E Preferred	—	—	1,626,030	—	—	—	15,935,224	1,626,030
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	1,415,615
Silverback Systems, Inc., Series C Preferred	34,364,257	4,298,896	—	—	—	—	34,364,257	3,333,333
Silverback Systems, Inc., 5% Bridge Notes	—	—	1,969,206	—	55,783	—	1,969,206	1,969,206
Silverback Systems, Inc., Series C Warrant	—	—	196	—	—	—	4,173,033	196
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	1,425,000	—	—	—	—	1,187,500	537,840
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	(607,446)	—	(4,392,554)	—	—
Virtual Silicon Technology, Inc., Bridge Note	88,738	88,738	492,862	—	—	(492,862)	—	—

Total Non -Controlled Affiliates		$45,440,393	$9,546,589	$(9,082,906)	$74,466	$(9,921,245)		$36,993,169

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

Note 6 — Pending Litigation

The former Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The former Investment Adviser has provided full cooperation with respect to these Investigations and continues to review the facts and circumstances relevant to the Investigations. As disclosed previously, these investigations focused on circumstances in which a small number of parties were permitted to engage in short-term trading of shares of certain mutual funds managed by the former Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the former Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The former Investment Adviser, certain of its affiliates and others have also been named in four class action lawsuits and two derivative actions which allege that the former Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

The class and derivative actions described above were transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the fund shareholder class action and derivative lawsuits. Several affiliates of the former Investment Adviser and individual defendants have also been dismissed. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 36(b) and 48(a) of the Investment Company Act of 1940, as amended, however, have not been dismissed. Discovery has commenced with respect to plaintiffs’ remaining claims.

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

Note 8 — New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the effects of the adoption of FIN 48 on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Nine-month and Three-month Periods Ended July 31, 2006 as Compared to the Similar Period in 2005

Realized and Unrealized Gains and Losses from Portfolio Investments

For the nine-month periods ended July 31, 2006 and 2005, the Company had a net realized gain (loss) on security transactions of ($4,618,068) and ($1,626,040), respectively. For the nine-month periods ended July 31, 2006 and 2005, the Company had a net change in unrealized depreciation on investments of ($9,806,680) and ($6,326,275), respectively. The net realized loss for the period ended July 31, 2006 was principally the result of the Company’s sale of LightConnect Inc, a private company investment which resulted in a loss of ($4,619,235).The realized loss for the period ended July 31, 2005 was principally the result of the Company’ sale of Monterey Design Systems during the period and partially offset by the gain on the sale of Adeza Biomedical Corporation common shares during the period. The net change in unrealized depreciation for the period ended July 31, 2006 was principally the result of a decrease in the valuation of Nano Opto Corporation of ($873,732), Silverback Systems, Inc of ($2,134,094) and OpVista Inc of ($6,727,848) all private company investments. The net change in unrealized depreciation for the period ended July 31, 2005 was principally the combination of: i) the sale of Monterey Design Systems which resulted in a decrease in unrealized depreciation of approximately $7,150,000 due to the reclassification from unrealized depreciation to realized loss, ii) the sale of Netlogic Microsystems common shares, a public company investment, which resulted in a decrease in unrealized depreciation of $3,293,078, iii) the sale of Senomyx common shares, a public company investment, which resulted in an increase in unrealized depreciation of $1,476,005, iv) a decrease of $4,941,133 due to the write-down of Chips & Systems, a private company investment, v) a decrease of $1,124,649 due to the write-down of Genoptix, a private company investment, vi) a decrease of $4,000,000 due to the write-down of Cydelity, Inc., and vii) a decrease of $5,000,000 due to the write-down of Virtual Silicon Technology, Inc.

For the three-month periods ended July 31, 2006 and 2005, the Company had a net realized (loss)/gain on security transactions of ($4,627,914) and $3,932,996, respectively. For the three-month periods ended July 31, 2006 and 2005, the Company had a net change in unrealized depreciation on investments of ($6,867,910) and ($12,261,394) respectively. The net realized loss for the period ended July 31, 2006 was principally the result of the Company’s sale of LightConnect Inc, a private company investment which resulted in a loss of ($4,619,235). The realized gain for the period ended July 31, 2005 was principally the result of the Company’s sale of Adeza Biochemical common shares during the period. The net change in unrealized depreciation for the period ended July 31, 2006 was principally the result of a decrease in the valuation of OpVista, Inc. of ($6,727,848), a private company investment. The net change in unrealized depreciation for the period ended July 31, 2005 was principally the combination of: i) the sale of Adeza Biomedical Common shares, which resulted in an increase in unrealized depreciation of $3,196,003, ii) a decrease of $4,000,000 due to the write-down of Cydelity, Inc., and iii) a decrease of $5,000,000 due to the write-down of Virtual Silicon Technology, Inc.

Investment Income and Expenses

For the nine-month period ended July 31, 2006, the Company had investment income of $1,018,896 and operating expenses of $1,490,174, resulting in a net investment loss of ($471,278). In comparison, for the similar period ended July 31, 2005, the Company had investment income of $980,536 and operating expenses of $1,992,881, resulting in a net investment loss of ($1,012,345). The increase in net investment income resulted from the increase in short-term interest income and partially offset by a decrease in interest income from affiliated investments. The Company continues its investment program in venture capital companies and private equity funds. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets under management during the period and the change of the management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, to 1.00% of net assets thereafter.

For the three-month period ended 30, 2006, the Company had investment income of $239,623 and net operating expenses of $379,112 resulting in a net investment loss of ($139,489). In comparison, for the similar period ended July 31, 2005, the Company had investment income of $378,715 and net operating expenses of $589,717, resulting in a net investment loss of ($211,002). The decrease in net investment income for the period ended July 31, 2006 resulted from a decrease in investment income from affiliated investments. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period and the change of the management fee at an annual rate equal to 2.00% to 1.00% of net assets.

The Investment Adviser and the Investment Sub-Adviser, provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser and the Investment Sub-Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company as described in Note 2 to Item 1 above. Such fee is determined and payable quarterly. For the nine-month periods ended July 31, 2006 and 2005, the Investment Adviser, the former Investment Adviser and the Investment Sub-Adviser earned $1,040,862 and $1,613,160 in management fees, respectively. Management fees, recorded during the period ended July 31, 2006 decreased over the period ended July 31, 2005 due to a decrease in net assets and the change of the management fee at an annual rate equal of 2.00% to 1.00% of net assets. For the three-month periods ended July 31, 2006 and 2005, the Investment Advisers earned $197,744 and $485,151 in management fees, respectively. Management fees recorded during the period ended July 31, 2006 decreased over the period ended July 31, 2006 due to a decline in net assets under management and the change of the fees from 2.00% to 1.00% of net assets

Net Assets

At July 31, 2006, the Company’s net assets were $78,452,821, or a net asset value per unit of membership interest of $265.75. This represents a decrease of ($14,896,026) from net assets of $93,348,847, or a net asset value per unit of membership interest of $316.21, at October 31, 2005. The decrease resulted principally from (i) net realized loss on investments of ($4,618,068) as describe above, (ii) a net change in unrealized depreciation on investments of ($9,806,680) as described above, and (iii) net investment loss of ($471,278) as described above.

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

At July 31, 2006, the Company held $1,222 in cash and $17,286,962 in short-term investments as compared to $574,146 held in cash and $28,598,294 in short-term investments at October 31, 2005. The decrease in short-term investments from October 31, 2005 was principally due to new and follow-on investments in private companies as well as capital calls for private investment funds. The Company, during this period, funded additional capital totaling $3,412,461, per its commitments to the private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through July 31, 2006, has contributed $14,556,115 or 56.6 % of the total capital committed thus far. The Company also participated in follow-on financing rounds, totaling $9,936,587, for several of its private companies.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 77.86% of the Company’s net assets. For the private investments held at July 31, 2006, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $9,806,680 decrease in net asset value from October 31, 2005.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 77.86% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At July 31, 2006, and October 31, 2005 the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2006 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and

15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

On August 3, 2006, the Company filed a Current Report on Form 8-K to report under Item 7.01 certain disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: September 14, 2006	By:	/s/ Leo P. Grohowski
Leo P. Grohowski
Co-Chief Executive Officer

Date: September 14, 2006	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: September 14, 2006	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)