Form 10-K
period 2006-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2007-01-25
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

Overview

Excelsior Venture Partners III, LLC (the “Company” or the “Fund”) is a Delaware limited liability company organized on February 18, 2000. The Company is a non-diversified, closed-end management investment company operating as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“Investment Company Act”), and, in connection with its initial offering of units, registered said offering of units under the Securities Act of 1933, as amended (the “Securities Act”). BDCs are a special type of Investment Company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company’s investment objective is to achieve long-term capital appreciation by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Advisers (defined herein) believe offer significant long-term capital appreciation.

UST Advisers Inc. serves as Investment Adviser to the Company. United States Trust Company acting through its registered investment advisory division, U.S. Trust - New York Asset Management Division, serves as Investment Sub-Adviser to the Company (together, the “Investment Advisers”). The Investment Advisers provide investment management services to the Company pursuant to an investment advisory agreement dated September 8, 2000 and an investment sub-advisory agreement dated September 8, 2000 (together the “Investment Agreements”). UST Advisers, Inc. is a wholly-owned subsidiary of United States Trust Corporation, National Association, which in turn is a registered financial holding company. U.S. Trust Corporation is an indirect wholly-owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Investment Advisers. The Investment Advisers are responsible for performing the management and administrative services necessary for the operation of the Company.

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

Investments Held — Private

Archemix Corporation (“Archemix”)

Description: Archemix is a biopharmaceutical company leading the development of aptamers as a new class of directed therapeutics for the prevention and treatment of chronic and acute disease. Aptamers can be used in a wide range of disease areas, including many of those currently addressed by protein-based therapeutics, and can be produced quickly and economically. With a portfolio of over 300 patents and patent applications, Archemix holds the key to the development of aptamer technology and its implications for the pharmaceutical industry. The company is focused on using its expertise to aggressively pursue drug discovery and development in a variety of areas. As of October 31, 2006, the Fund has invested $2.7 million in Archemix.

2006 Activity and Outlook: The company signed a partnership with Elan Corp. for the development of aptamer-based therapies for auto-immune diseases. The company also signed an expanded partnership with Nuvelo. In both cases, the partnerships allow for initial payments to Archemix, payments for reaching milestones with specific therapeutic compounds, and sharing of royalties from the eventual products that are co-developed by Archemix and its partners. The company will continue to seek the establishment of additional aptamer development and marketing relationships in other therapeutic areas.

Cydelity (“Cydelity”, formerly Datanautics, Inc.)

Description: In August 2004, the company was repositioned to develop products for the high growth area of Internet Security and Online Fraud Management and was subsequently named Cydelity. This market opportunity is a logical extension to the company’s existing web analytics technology, as it has a number of capabilities that can be applied to this rapidly emerging market segment. The decision to reposition the company was driven primarily by significant market need to proactively avoid some of the recent high profile security infringements. The specific focus area for the company’s technology is in controlling and monitoring fraudulent access and behavior by individuals who have (or appear to have) valid system/network credentials. As of October 31, 2006, the Fund has invested $6.4 million in Cydelity, and had previously invested $4 million in Datanautics.

2006 Activity and Outlook: Although Cydelity has been meeting investor milestones in product development, management and operations, it had significant difficulties in attracting outside investor capital. Since the Fund is unable to support the company on its own, the Cydelity board has decided to pursue M&A activities to sell the company. Currently the company is in discussions with potential acquirers with a transaction anticipated in the first quarter of 2007.

Ethertronics, Inc. (“Ethertronics”)

Description: Ethertronics designs and manufactures the industry’s only Isolated Magnetic DipoleTM (IMD) internal antennas for wireless devices. Used in cellular and wireless LAN applications—phones, notebooks, LAN cards, PDAs, Bluetooth devices and GPS receivers—IMD antennas provide longer-range, increased signal strength and improved voice/data quality inside buildings, particularly in noisy environments and in fringe network coverage areas. As of October 31, 2006, the Fund has invested $8.6 million in Ethertronics.

2006 Activity and Outlook: In 2006, Ethertronics met all the sales, operations and cash flow goals set by the investors and board. The company has become a key supplier to top tier vendors like Amoi, Casio, Compal, HP, Lenovo, Mobicom, Samsung, Symbol/Motorola and Techfaith. The company has an aggressive growth plan for next year including achieving cash flow breakeven by mid 2007.

Genoptix, Inc. (“Genoptix”)

Description: Genoptix provides Personalized Medicine Services to hematologists and oncologists and their patients through its CLIA- and CAP-certified testing laboratory to aid in the treatment of blood and bone-marrow malignancies. Genoptix’s Personalized Medicine Services combines proprietary and exclusive tests with advanced clinical techniques to provide comprehensive evaluation to individual patients. The company’s tests monitor an individual patient’s response to chemotherapeutic agents in leukemia and other blood-related cancers. These services help physicians deliver personalized patient management which results in accurate diagnoses, more effective treatment, reduced adverse effects, enhanced monitoring and improved outcomes. As of October 31, 2006, the Fund has invested $4.8 million in Genoptix.

2006 Activity and Outlook: Genoptix has expanded its business significantly in the past year. To support further growth, Genoptix moved to a new location for its headquarters and laboratory facilities in Carlsbad CA, north of San Diego. Genoptix increased the suite of tests it offers to include a new circulating tumor cell test made by Veridex, a Johnson and Johnson company. Genoptix was one of the first two laboratories to offer the CellSearch System, the only FDA cleared test that identifies circulating tumor cells (CTCs) in patients with metastatic breast cancer. Genoptix also presented at the UBS Global Healthcare conference

LogicLibrary, Inc. (“LogicLibrary”)

Description: LogicLibrary is the leading provider of a software system that enables the management and reuse of software development assets for large enterprises and IT environments. The company’s patent-pending technology provides a comprehensive and collaborative approach for creating, migrating and integrating enterprise applications for use in service-oriented architecture, web services and other software development initiatives. As of October 31, 2006, the Fund has invested $5.0 million in LogicLibrary.

2006 Activity and Outlook: LogicLibrary promoted its former head of Marketing to be the new CEO of the company and he has re-energized the company’s sales and marketing efforts. LogicLibrary recently announced a significant expansion of its relationship with IBM Global Services and released version 5.0 of its flagship Logidex product. As is the case with several others of our portfolio companies, LogicLibrary and its Board of Directors are exploring certain potential M&A opportunities given what we perceive as the desire on the part of certain larger software vendors to build up their positions in the service-oriented architecture software development where LogicLibrary is positioned.

NanoOpto Corporation (“NanoOpto”)

Description: NanoOpto Corporation is applying proprietary nano-fabrication technology to the rapid design and high volume manufacturing of nano-optic devices for optical components and systems for consumer electronics, commercial, and communications platforms. The company’s nanometer scale optical function design capability combined with wafer-scale manufacturing methods delivers optical components that allow rapid prototyping, higher performance and lower systems cost. Both independently and with industry partners, NanoOpto uses its technology to produce superior versions of standard optical components and new classes of integrated optical subassemblies for both custom and general applications. As of October 31, 2006, the Fund has invested $4.6 million in NanoOpto.

2006 Activity and Outlook: In 2006, the company successfully scaled manufacturing and operations capabilities and has started supplying sample products to companies like Sony, Omnivision, Flextronics, Panasonic and JVC. The company also built a strong relationship with Sumitomo Metals Mining Company which controls a large portion of the global market for garnet substrate on which many of NanoOpto’s products are imprinted. The company also signed a strategic joint development and sales agreement with Moxtek, one of the large suppliers to the consumer electronics industry.

OpVista, Inc. (“OpVista”)

Description: OpVista provides advanced optical network solutions for advanced video and IP services. The company’s reconfigurable optical transport systems are uniquely suited to deliver triple play convergence, especially advanced video and IP services, for cable and communications service providers. As of October 31, 2006, the Fund has invested $13.7 million in OpVista.

2006 Activity and Outlook: In 2006, the company has become one of the leading suppliers of advance video solutions to the cable markets and is a preferred vendor for Cox, Time Warner Cable, TW Telco, Liberty Media, Service Electric and others. It has done an excellent job in meeting all the revenues, operations, management and product development milestones. During 2006, the company has made good progress in outsourcing manufacturing and plans to improve margins by consistent cost reductions. The company has a 10% market share in its market segments behind Cisco and Fujitsu and anticipates more than doubling its revenues in the next 12 months. The company was also able to raise a large financing round from Doll Capital – a top tier venture firm in Silicon Valley – to meet the expansion and working capital needs.

Pilot Software, Inc. (“Pilot”)

Description: Pilot provides operational performance management solutions—a combination of domain expertise, a proven approach and award-winning software—that enable organizations to rapidly achieve objectives by aligning execution with strategy. Sample customers who are using Pilot’s solutions include: Kaplan University, Pinellas county, Santa Barbara county, GSA, American Heart Association, HealthNet, KLA-Tencor, Coors/Molson, K-Mart/Sears Holdings and Yahoo. As of October 31, 2006, the Fund has invested $9.5 million in Pilot.

2006 Activity and Outlook: The market for Operational Performance management appears to be ramping up in the next 12-18 months and Pilot is positioned well to take advantage of that growth. In the last 2 quarters the average deal size that the company won has increased significantly and the company has met its revenue goals. The management team has also done an excellent job in managing the expenses and the current plan is to achieve cash flow break even by md-2007. Recently, Pilot was approached by a later stage venture firm for making working capital investments and the Fund is exploring these potential investment options for growth. Since the Fund is the largest shareholder in Pilot, it is also exploring M&A opportunities on a selective basis.

Silverback Systems, Inc. (“Silverback”)

Description: The company designs, manufactures and markets components which enable IP storage solutions and true network convergence for SAN, NAS and LAN. Silverback accelerates the design and performance of storage networking equipment through a comprehensive package of silicon, firmware and drivers. Also, because the company offers a complete development program, they accelerate the adoption of IP storage by helping equipment vendors provide a cost effective deployment solution for small, medium and eventually large enterprises. As of October 31, 2006, the Fund has invested $8.3 million in Silverback.

2006 Activity and Outlook: The company was successful in receiving a new strategic investment from Network Appliance and is one of the preferred vendors for the SMB business within NetApp. Despite this the company required significant amount of capital for its next phase of growth. Most of the existing investors, including the Fund, were unable to meet the large financing needs and the company was not successful in attracting outside capital. Based on this, the board and investors have decided to pursue M&A opportunities and the company has received an offer from a large semiconductor company. Negotiations are under way now and the plan is to consummate a sale by the first quarter of 2007.

Tensys Medical, Inc. (“Tensys”)

Description: Tensys designs, develops, manufactures and markets a continuous, non-invasive arterial blood pressure management system. This method is more effective than intermittent cuff-based systems and far less invasive than arterial cannulation. As of October 31, 2006, the Fund has invested $6.5 million in Tensys.

2006 Activity and Outlook: Tensys continues to invest in research and development to refine its non-invasive blood-pressure-monitoring products to improve market acceptance. Feedback on the company’s existing products indicate that usability issues present a key stumbling block as any device being sold into the highly complex operating room environment must integrate with and complement existing staff behaviors. As a result, development efforts for the next-generation Tensys product centers around simplifying the cuff that is placed on a patient’s wrist and providing a product that gives initial data to practitioners about patient conditions within seconds of application.

Exits

The Fund liquidated its interest in seven of its portfolio companies since inception. As a result of these exits, the Fund realized proceeds of $25.9 million. Total cost for these seven companies was $35.6 million:

EVP III liquidated its interest in Adeza Biomedical Corporation (“Adeza”), a developer of diagnostic products for women’s healthcare. In liquidating this investment, the Fund realized proceeds of $6.9 million on its original $3.0 million investment in Adeza.

The Fund sold its interest in NetLogic Microsystems (“NetLogic”), a manufacturer of products that enable the global infrastructure of networking and optical communications to achieve their highest performance. As a result of the sale, the Fund realized proceeds of $4.4 million on its original $5.0 million investment in NetLogic.

The Fund liquidated Gyration, a provider of hardware and software solutions for business communication, PC and gaming markets. The Fund received proceeds of $7.9 million on its original $6.8 million investment following the liquidation of the company.

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

The Fund sold its interest in LightConnect which manufactures innovative MEMS (micro electro-mechanical systems) components and modules for next generation optical networks. As a result of the sale in the second quarter 2006, the Fund received proceeds of $1.5 million on its original $6.0 million investment in LightConnect.

The Fund sold its interest in Virtual Silicon Technologies (“VST”) and received proceeds of $0.7 million. The Fund originally invested $5.6 million in VST.

Since its inception, the Fund has written four investments down to zero. These write downs represent a collective $15.9 million in total cost across the four investments:

The Fund made a $4.9 million investment in Chips and Systems, of which the initial investment was made in March 2004. Due to lack of support from external and current investors the company is currently in bankruptcy proceedings and will attempt to wind up its affairs by year-end 2006.

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

Investments Held — Third Party Investment Funds

Advanced Technology Ventures VII, L.P. (“ATV”) is a $700 million venture capital fund targeting multi-stage information technology, communications and life sciences companies. As of October 31, 2006, ATV has drawn a net of approximately $1.9 million of the Fund’s $2.7 million capital commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $1.7 million.

Burrill Life Sciences Capital Fund (“Burrill”) is a $200 million venture capital fund established to invest primarily in innovative, early-stage life science venture opportunities. As of October 31, 2006, Burrill has drawn a net of approximately $1.6 million of the Fund’s $3.0 million capital commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $1.4 million.

CHL Medical Partners II, L.P. (“CHL”) is a $125 million venture capital fund targeting start-up and early-stage medical technology and life sciences companies. As of October 31, 2006, CHL has drawn a net of approximately $1.4 million of the Fund’s $2.0 million capital commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $1.4 million.

CMEA Ventures VI, L.P. (“CMEA”) is a $100 million venture capital fund targeting both early life science and information technology companies. As of October 31, 2006, CMEA has drawn a net of approximately $1.0 million of the Fund’s $3.0 million capital commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $1.1 million.

Morgenthaler Venture Partners VII, L.P. (“Morgenthaler”) is an $850 million venture capital fund targeting multi-stage information technology, communications and health care companies. As of October 31, 2006, Morgenthaler has drawn a net of approximately $2.3 million of the Fund’s $3.0 million capital commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $1.9 million.

Prospect Venture Partners II, L.P. (“Prospect”) is a $500 million venture capital fund targeting multi-stage life sciences companies. As of October 31, 2006, Prospect has drawn a net of approximately $2.3 million of the Fund’s $3.0 million capital commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $2.3 million.

Sevin Rosen IX, L.P. (“Sevin Rosen”) is a top-tier early-stage venture capital firm, which closed a $305 million venture capital fund dedicated to early-stage technology investments. As of October 31, 2006, Sevin Rosen has drawn a net of approximately $1.3 million of the Fund’s $3.0 million capital commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $1.2 million.

Tallwood II, L.P. (“Tallwood”) is a $150 million venture capital fund established to invest in attractive, early-stage growth companies possessing leading-edge technology in the semiconductor industry. As of October 31, 2006, Tallwood has drawn a net of approximately $2.0 million of the Fund’s $3.0 million capital commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $1.6 million.

Valhalla Partners, L.P. (“Valhalla”) is a $200 million venture capital fund established to invest in attractive early-stage venture capital investments in information technology companies in the Mid-Atlantic region. As of October 31, 2006, Valhalla has drawn a net of approximately $1.7 million of the Fund’s $3.0 million capital commitment. At October 31, 2006, the total value (fair market value plus net distributions) of this investment was $1.6 million.

Looking forward, and as the portfolio enters into its harvest stage, we intend to continue to direct the Fund’s resources toward those companies we believe have the greatest potential for successful exits and manage these companies in a judicious manner. We are optimistic about the longer-term prospects of the Fund’s portfolio. Overall, we believe that the Fund is currently positioned to create value for its investors as it enters its harvest stage.

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

Employees

At October 31, 2006, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Investment Advisers pursuant to the Investment Agreements.

ITEM 2.	PROPERTIES.

The Company does not own or lease any physical properties.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company has an unlimited number of no par value units authorized. As of October 31, 2006, 295,210 units of membership interest were issued and outstanding. There is no established public trading market for the Company's units of membership interest.

Holders

There were 261 holders of units of membership interest as of December 31, 2006.

Dividends and Distributions

Fiscal Year Ended October 31, 2006. There were no dividends or distributions paid during fiscal year 2006.

Fiscal Year Ended October 31, 2005. A distribution of $36.84 per share was made to unitholders during the fiscal year ended October 31, 2005.

For additional information concerning the payment of dividends, see “Significant Accounting Policies” in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.	SELECTED FINANCIAL DATA.

($ in 000’s except for per unit data)

Fiscal Year Ended	10/31/06	10/31/05	10/31/04	10/31/03	10/31/02
Financial Position
Investments in securities	$75,889	$92,593	$115,731	$119,500	$138,513
Other Assets	31	1,362	1,258	3,744	1,063
Total Assets	75,920	93,955	116,989	123,244	139,576
Liabilities	358	606	910	786	1,081
Net Assets	75,562	93,349	116,079	122,458	138,495
Changes in Net Assets
Net investment income (loss)	(638)	(1,311)	(2,318)	(2,077)	(1,659)
Net (loss) on investments	(17,148)	(10,544)	(4,060)	(13,960)	(6,267)
Dividends	—	10,876	—	—	—
Per Unit Data
Net Assets	$255.96	$316.21	$393.21	$414.82	$469.14
Dividends Paid	—	36.84	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

At October 31, 2006, the Company held $2,934 in cash and cash equivalents and $14,422,438 short-term investments as compared to $574,146 in cash and cash equivalents and $28,598,294 in short-term investments at October 31, 2005. The decrease in cash and short-term investments from October 31, 2005 was primarily due to new and follow-on investments in private companies as well as capital invested in private investment funds. This was partially offset by proceeds received from the sale of investments and distribution received from the private investment funds. The Company during this period funded additional capital per its commitments to all of its private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through October 31, 2006, has contributed $15,509,306 or 60.35% of the total capital committed to nine private investment funds. During the fiscal year ended October 31, 2006, the Company also participated in follow-on financing rounds for several of its private companies totaling $12,322,877.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Results of Operations

Investment Income and Expenses

For the fiscal year ended October 31, 2006, the Company had investment income of $1,238,630, primarily from investments in short-term securities, and net operating expenses of $1,876,947, resulting in a net investment loss of ($638,317). For the fiscal year ended October 31, 2005, the Company had investment income of $1,299,082, primarily from investments in short-term securities, and net operating expenses of $2,609,971, resulting in a net investment loss of ($1,310,889). For the fiscal year ended October 31, 2004, the Company had investment income of $540,784, primarily from investments in short-term securities, and net operating expenses of $2,859,165, net of expenses reimbursed by the Investment Advisor of $99,275, resulting in a net investment loss of ($2,318,381). The decrease in investment income for the year ended October 31, 2006 is due to decrease in interest income from investment in the private companies. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets under management during the period and the change of the management fee at an annual rate equal to 2.00% of the Company’s which was from the end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, to 1.00% of net assets thereafter. The increase in investment income for the year ended October 31, 2005 is due to an increase in interest income from investments in the private companies and from an increase in interest earned on short-term securities. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period. For fiscal 2004, the decline in investment income is due to a decline in interest earned on short-term securities, as well as a decrease in the level of assets invested in short-term securities due to the Company’s investment in private companies and private investment funds. Net operating expenses decreased during fiscal 2004 compared to fiscal 2003 due to reduced management fees paid to the Investment Advisers.

For the fiscal year ending October 31, 2006, 2005 and 2004 the Investment Advisers earned $1,231,320, $2,082,454 and $2,402,059 in management fees, respectively. Management fees, recorded during the period ended October 31, 2006 decreased over the period ended October 31, 2005 due to a decrease in net assets and the change of the management fee at an annual rate equal of 2.00% to 1.00% of net assets. The decrease in 2005 and 2004 is a result of the fact that net assets decreases for the periods of calculation of management fees during those periods. The Investment Advisers provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company. This fee is determined and payable quarterly.

Net Assets

The Company’s net assets were $75,562,092, or a net asset value per unit of $255.96, at October 31, 2006. This represents a decline of ($17,786,755), or ($60.25) per unit, from net assets of $93,348,847, or $316.21 per unit, at October 31, 2005. The decrease resulted principally from i) a net investment loss of ($638,317), or ($2.16) per unit, ii) a net realized loss on investment as describe below, of ($4,513, 734) or ($15.29) per unit, and iii) a net change in unrealized depreciation as describe below, of ($12,634,704) or ($42.80)per unit.

The Company’s net assets were $93,348,847, or a net asset value per unit of $316.21, at October 31, 2005. This represents a decline of ($22,730,586), or ($77.00) per unit, from net assets of $116,079,433, or $393.21 per unit, at October 31, 2004. The decrease resulted principally from i) a distribution to members of $10,875,536 or $36.84 paid on April 22, 2005, ii) a net investment loss of ($1,310,889), or ($4.44) per unit, iii) a net realized loss on investment as describe below, of ($8,527, 063) or ($28.89) per unit, and iii) a net change in unrealized depreciation as describe below, of ($2,017,098) or ($6.83) per unit.

Realized and Unrealized Gains and Losses from Portfolio Investments

The realized loss of ($4,513,734) for the fiscal year ended October 31, 2006 was principally the result of the Company’s sale of LightConnect Inc, a private company investment which resulted in a loss of ($4,519,334).

The net change in unrealized (depreciation) of ($12,634,704) for the year ended October 31, 2006 was principally the result of a decrease in the valuation of Silverback Systems, Inc of ($6,720,039) and OpVista Inc of ($5,685,700) both private company investments.

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

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Advisers make certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 81.35% of the Company’s net assets. For the private investments held at October 31, 2006, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $12.6 million decrease in net asset value from October 31, 2005.

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

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 81.35% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At October 31, 2006 and October 31, 2005, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Note - All other schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the financial statements or the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Managers of

Excelsior Venture Partners III, LLC

We have audited the accompanying statements of assets and liabilities of Excelsior Venture Partners III, LLC (the “Fund”), including the portfolio of investments, as of October 31, 2006 and 2005, and the related statements of operations, changes in net assets and its cash flows for each of the three years in the period ended October 31, 2006, and the financial highlights for each of the four years in the period ended October 31, 2006. These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements and financial highlights based on our audits. The financial highlights for the year ended October 31, 2002 were audited by other auditors whose report, dated December 17, 2002, expressed an unqualified opinion on such financial highlights.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our procedures included confirmation of securities owned as of October 31, 2006 and 2005, by correspondence with the custodian and the management of the private investment funds. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1(a), the financial statements include investment securities valued at $61,466,377 and $63,994,789 as of October 31, 2006 and 2005, respectively, representing 81.35% and 68.55%, respectively, of net assets, whose values have been estimated by the Investment Advisor, under the supervision of the Board of Managers, in the absence of readily ascertainable market values. We have reviewed the procedures used by the Investment Adviser in preparing the valuations of investment securities and have inspected the underlying documentation, and in the circumstances we believe the procedures are reasonable and the documentation appropriate. However, in the case of those securities with no readily ascertainable market value, because of the inherent uncertainty of valuation, the Investment Adviser’s estimate of values may differ significantly from the values that would have been used had a ready market existed for the securities and the differences could be material.

In our opinion, the financial statements and financial highlights referred to above present fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC. as of October 31, 2006 and 2005, the results of its operations, the changes in its net assets and its cash flows for each of the three years in the period ended October 31, 2006, and the financial highlights for each of the four years in the period ended October 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

December 21, 2006

New York, NY

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2006

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 17.71%
$1,500,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		$1,500,000
6,890,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		6,878,310
2,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		2,000,000
3,000,000	Federal Home Loan Bank Discount Note 5.065%, 11/01/06		3,000,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $13,378,310)		13,378,310

	PRIVATE COMPANIES ** — 64.82%
	Common Stocks #, @— 1.50%
	Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Enterprise Software — 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

	Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

	Optical — 1.50%
1,079,541	OpVista, Inc,.	06/06	1,138,542

	Semiconductor — 0.00%
40,026	Silverback Systems, Inc.	04/06	—

	TOTAL COMMON STOCKS (Cost $19,190,611)		1,138,542

	Preferred Stocks # — 61.39%
	Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

	Enterprise Software @ — 25.82%
19,995,000	***Cydelity, Inc., Series A	01/04	—

19,702,277	***Cydelity, Inc., Series A-1	05/06	3,940,456
25,535,051	***Cydelity, Inc., Series A-2	05/06	2,500,009
7,762,821	***LogicLibrary, Inc., Series A	01/02, 12/04, 02/05, 08/05, 03/06, 08/06, 09/06	3,549,296
3,080,464	***LogicLibrary, Inc., Series A-1	08/03 & 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			19,508,307

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2006

Shares/Principal Amount		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, — (continued)
	Preferred Stocks # — (continued)
	Life Sciences — 7.43%
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
700,000	Archemix Corporation, Series B	03/04, 09/04, 12/05	700,000
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

			5,617,636

	Medical Technology @ — 3.21%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

	Optical @ — 11.40%
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	840,912
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
1,234,263	NanoOpto Corporation, Series D	05/06	382,622
5,089,790	OpVista, Inc., Series AA	06/06, 08/06	5,367,967

			8,611,045

	Semi-Conductor @ — 2.12%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
772,503	Silverback Systems, Inc., Series A-2	04/06	—
559,993	Silverback Systems, Inc., Series B	04/06	1,600,000

			1,600,000

	Wireless @ — 11.41%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
1,316,793	Ethertronics, Inc., Series C	05/05, 10/05, 07/06	1,975,190

			8,625,190

	TOTAL PREFERRED STOCKS (COST $62,048,095)		46,387,178

Notes to Financial Statements are an Integral Part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 — (continued)

Shares/Principal Amount		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, — (continued)
	Notes@ — 1.93%
	Enterprise Software — 1.86%
$1,404,600	***Pilot Software Inc., 9.00% Bridge Note	08/06, 10/06	1,404,600

	Medical Technology — 0.07%
$52,017	Tensys Medical, Inc., 8.00% Bridge Note	07/06	52,017

	Semi-Conductor — 0.00%
$1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04, 01/05, 02/05	—

	TOTAL NOTES (COST $2,897,750)		1,456,617

	Warrants #, @ — 0.00%
	Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
	Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
214,073	Ethertronics, Inc. Series C (expiration date 01/09)	05/05, 10/05, 07/06	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $84,136,456)		48,982,337

Percent Owned
	PRIVATE INVESTMENT FUNDS **, # — 16.52%
0.39%	Advanced Technology Ventures VII, L.P.	08/01-09/06	1,342,895
1.58%	Burrill Life Sciences Capital Fund	12/02-09/06	1,311,766
1.35%	CHL Medical Partners II, L.P.	01/02-10/06	1,024,130
1.04%	CMEA Ventures VI, L.P.	12/03-08/06	1,086,085
0.36%	Morgenthaler Partners VII, L.P.	07/01-10/06	1,620,474
0.58%	Prospect Ventures Partners II, L.P.	06/01-10/06	1,801,556
0.98%	Sevin Rosen Fund IX, L.P.	10/04-09/06	1,151,676
2.36%	Tallwood II, L.P.	12/02-05/06	1,513,112
1.70%	Valhalla Partners, L.P.	10/03-06/06	1,632,346

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $13,780,450)		12,484,040

Notes to Financial Statements are an Integral Part of these Financial Statements.

	INVESTMENT COMPANIES – 1.38%
1,044,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,044,128)	1,044,128

	TOTAL INVESTMENTS (Cost $112,339,344) – 100.43%	75,888,815
	OTHER ASSETS & LIABILITIES (NET) –(0.43%)	(326,723)

	NET ASSETS – 100.00%	$75,562,092

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2006. Total cost of restricted securities at October 31, 2006 aggregated $97,916,906. Total value of restricted securities owned at October 31, 2006 was $61,466,377 or 81.35% of net assets.

#	Non-income producing securities.

@	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total value of affiliated securities owned at October 31, 2006 (including investments in controlled affiliates) was $46,282,338.

***	At October 31, 2006, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2006 was $20,912,907.

##	Disclosure is required for restricted securities only.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2005

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 29.44%
$7,000,000	Federal Farm Credit Bank Discount Note 3.67%, 11/2/05		$6,999,286
$4,000,000	Danske Commercial Paper 3.82%, 11/7/05		3,997,453
$7,500,000	Federal Home Loan Bank Discount Note 3.68%, 11/07/05		7,495,400
$5,000,000	Federal Home Loan Mortgage Corp. Discount Note 3.72%, 11/08/05		4,996,383
$4,000,000	Morgan Stanley Commercial Paper 3.84%, 11/08/05		3,997,013

	TOTAL MONEY MARKET INSTRUMENTS (Cost $27,485,535)		27,485,535

	PRIVATE COMPANIES ** — 58.88%
	Common Stocks #, @— 0.00%
	Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Enterprise Software – 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

	Life Sciences – 0.00%
46,860	Genoptix, Inc.	07/03	—

	TOTAL COMMON STOCKS (Cost $5,247,500)		—

	Preferred Stocks # —53.56%
	Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

	Enterprise Software @ —13.40%
19,995,000	***Cydelity, Inc., Series A	01/04	—
6,530,581	***LogicLibrary, Inc., Series A	01/02, 12/04, 02/05 & 08/05	2,985,916
3,080,464	***LogicLibrary, Inc., Series A-1	08/03 & 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			12,504,462

	Life Sciences — 5.76%
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
466,666	Archemix Corporation, Series B	03/04 & 09/04	466,666
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

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

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	October 31,
	2006	2005
ASSETS:
Unaffiliated Issuers at value (Cost $30,902,887 and $41,438,334, respectively)	$29,606,477	$40,095,452
Controlled Affiliated Issuers at value (Cost $24,912,907 and $19,504,462, respectively)	20,912,907	15,504,462
Non Controlled Affiliated Issuers at value (Cost $56,523,550 and $55,466,112, respectively)	25,369,431	36,993,169

Investments, at value (Cost $112,339,344 and $116,408,908, respectively) (Note 1)	75,888,815	92,593,083

Cash and cash equivalents	2,934	574,146
Distributions receivable	—	600,031
Interest receivable	24,939	182,860
Other receivables	1,945	1,945
Prepaid insurance	1,378	2,380

Total Assets	75,920,011	93,954,445

LIABILITIES:
Management fees payable (Note 2)	190,458	469,295
Professional fees payable	87,000	64,255
Board of Managers’ fees payable (Note 2)	22,000	8,000
Administration fees payable (Note 2)	53,961	53,861
Other payables	4,500	10,187

Total Liabilities	357,919	605,598

NET ASSETS	$75,562,092	$93,348,847

NET ASSETS consist of:
Paid-in capital	$112,012,621	$117,164,672
Unrealized (depreciation) on investments	(36,450,529)	(23,815,825)

Total Net Assets	$75,562,092	$93,348,847

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$255.96	$316.21

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations

	Year Ended October 31, 2006	Year Ended October 31, 2005	Year Ended October 31, 2004
INVESTMENT INCOME:
Interest income from unaffiliated investments	$978,408	$962,657	$510,260
Interest income from affiliated investments	218,652	299,031	15,791
Dividend income	41,570	37,394	14,733

Total Income	1,238,630	1,299,082	540,784

EXPENSES:
Management fees (Note 2)	1,231,320	2,082,454	2,402,059
Professional fees	295,751	224,021	231,291
Administration fees (Note 2)	146,003	134,829	139,525
Board of Managers’ fees (Note 2)	98,500	60,000	68,000
Insurance	44,032	63,069	79,607
Custodian fees	32,901	29,175	21,948
Miscellaneous fees	28,440	16,423	16,010

Total Expenses	1,876,947	2,609,971	2,958,440
Less expense reimbursed by affiliate (Note 2)	—	—	(99,275)
Net Expenses	1,876,947	2,609,971	2,859,165

NET INVESTMENT (LOSS)	(638,317)	(1,310,889)	(2,318,381)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized gain (loss) on affiliated investments	(4,507,186)	(10,112,825)	4,210
Net realized gain (loss) on unaffiliated investments	(6,548)	1,585,762	(2,559,421)
Net change in unrealized (depreciation) on investments	(12,634,704)	(2,017,098)	(1,504,828)

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(17,148,438)	(10,544,161)	(4,060,039)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(17,786,755)	$(11,855,050)	$(6,378,420)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets

	Year Ended October 31, 2006	Year Ended October 31, 2005	Year Ended October 31, 2004
OPERATIONS:
Net investment (loss)	$(638,317)	$(1,310,889)	$(2,318,381)
Net realized (loss) on investments	(4,513,734)	(8,527,063)	(2,555,211)
Net change in unrealized (depreciation) on investments	(12,634,704)	(2,017,098)	(1,504,828)

Net (decrease) in net assets resulting from operations	(17,786,755)	(11,855,050)	(6,378,420)

DISTRIBUTIONS TO UNITHOLDERS:
Distributions	—	(10,875,536)	—

Net (Decrease) in Net Assets	(17,786,755)	(22,730,586)	(6,378,420)

NET ASSETS:
Beginning of period	93,348,847	116,079,433	122,457,853

End of period	$75,562,092	$93,348,847	$116,079,433

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows

	Year Ended October 31, 2006	Year Ended October 31, 2005	Year Ended October 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(17,786,755)	$(11,855,050)	$(6,378,420)
Adjustments to reconcile net (decrease) in net assets from operations to net cash (used in) / provided by operating activities:
Net change in unrealized depreciation on investments	12,634,704	2,017,098	1,504,828
Purchase of investments	(17,056,870)	(21,298,464)	(16,483,800)
Proceeds received from the sale of investments and distributions from private investment funds	2,436,843	16,964,454	8,205,129
Realized loss on sale of investments- net	4,513,734	8,527,063	2,555,211
Change in short-term investments- net	14,175,856	16,927,902	7,987,809
Decrease (increase) in receivable from affiliate	—	99,275	(99,275)
Decrease (increase) in other receivable	600,031	542,479	(1,142,510)
Decrease (increase) in interest receivable	157,921	(172,285)	(10,168)
Decrease (increase) in prepaid insurance	1,002	1,411	(799)
(Decrease) in management fee payable	(278,837)	(114,274)	(33,753)
Increase (decrease) in Board of Managers’ fees payable	14,000	(60,000)	8,000
Increase (decrease) in other expenses payable	17,159	(129,927)	149,594

Net cash (used in) / provided by operating activities	(571,212)	11,449,682	(3,738,154)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to unitholders	—	(10,875,536)	—

Net cash used in financing activities	—	(10,875,536)	—

Net change in cash	(571,212)	574,146	(3,738,154)

Cash at beginning of period	574,146	—	3,738,154

Cash at end of period	$2,934	$574,146	$—

SUPPLEMENTAL INFORMATION:
Non-cash distributions received from private investment funds:	$0	$88,121	$0

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights — Selected Per Unit Data and Ratios

Per Unit Operating Performance:(1)

	Year Ended October 31, 2006	Year Ended October 31, 2005	Year Ended October 31, 2004		Year Ended October 31, 2003	Year Ended October 31, 2002
NET ASSET VALUE, BEGINNING OF PERIOD	$316.21	$393.21	$414.82		$469.14	$495.99
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(2.16)	(4.44)	(7.85)		(7.04)	(5.62)
Net realized and unrealized (loss) on investment transactions	(58.09)	(35.72)	(13.76)		(47.28)	(21.23)

Total from investment operations	(60.25)	(40.16)	(21.61)		(54.32)	(26.85)

DISTRIBUTIONS	—	(36.84)	—		—	—

Total Distributions	—	(36.84)	—		—	—

NET ASSET VALUE, END OF PERIOD	$255.96	$316.21	$393.21		$414.82	$469.14

TOTAL NET ASSET VALUE RETURN (3)	(19.05)%	(11.24)%	(5.21)%		(11.58)%	(5.41)%

RATIOS AND SUPPLEMENTAL DATA (5):
Net Assets, End of Period (000’s)	$75,562	$93,349	$116,079		$122,458	$138,495
Ratios to Average Net Assets:
Gross Expenses	2.18%	2.45%	2.45%		2.27%	2.43%
Net Expenses	2.18%	2.45%	2.37	%(4)	2.27%	2.36	%(2)
Net Investment Income (Loss)	(0.74)%	(1.23)%	(1.92)%		(1.61)%	(1.15)%
Portfolio Turnover Rate	4%	24%	11%		0%	0%

(1)	Selected data for a unit of membership interest outstanding through each period.

(2)	Net of organization expense reversal.

(3)	Total investment return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units are not traded. Therefore market value total investment return is not calculated.

(4)	Net of reimbursement from affiliate of $99,275 or $0.37 per share. See Note 2.

(5)	Income and expense ratios do not reflect the Company’s proportional share of net investment income (loss) and expenses, including any performance-based fees, of the Underlying Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

October 31, 2006

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

At October 31, 2006 and October 31, 2005, market quotations were not readily available for the Company’s portfolio of securities valued at $61,466,377 or 81.35% of net assets and $63,994,789 or 68.55% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2006, the Company has not received information to determine the tax cost of the Private Investment Funds as of October 31, 2006. At December 31, 2005 and December 31, 2004, the Private Investment Funds had a cost basis for tax purposes of $9,315,233 and $6,388,718, respectively. Based on values of the Private Investment Funds as of October 31, 2006, and after adjustment for purchases and sales between December 31, 2005 and October 31, 2006, this results in net unrealized appreciation for tax purposes on the Private Investment Funds of $373,810. The cost basis for federal tax purposes of the Company’s other investments is $100,558,894, and those investments had net depreciation on a tax basis at October 31, 2006 of $38,794,561. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2005, was $106,035,533, and those investments had net depreciation on a tax basis at October 31, 2005 of $22,472,943.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”) which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Investment Adviser”). The Investment Adviser is a wholly-owned subsidiary of United States Trust Company, National Association (“USTC-NA”). USTC-NA is a wholly-owned subsidiary of U. S. Trust Corporation (“U.S. Trust”), a registered financial holding company, which has its principal offices at 114 West 47th Street, New York, New York 10036-1532, and which is, in turn, a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”), which has its principal offices at 120 Kearney Street, San Francisco, California 94108.

Prior to December 16, 2005, U.S. Trust Company, N.A., on behalf of its Asset Management Division served as the investment adviser to the Company (the “former Investment Adviser”) pursuant to an Investment Advisory Agreement (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of the former Investment Adviser.

Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to December 16, 2005 and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, the former Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser (the “Investment Sub-Adviser”) to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of October 31, 2006 and October 31, 2005, $190,458 and $469,295 were payable to the Investment Adviser and former Investment Adviser, respectively.

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

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type and (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of October 31, 2006 and October 31, 2005, there was no Incentive Carried Interest earned by the Investment Adviser or the former Investment Adviser.

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PFPC Inc. (“PFPC”), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PFPC a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $36,667 for taxation services and (iii) reimburses PFPC for out-of-pocket expenses. Administration fees for the year ended October 31, 2006 amounted to $146,003, of which $53,961 was payable at October 31, 2006. Administration fees for the year ended October 31, 2005 amounted to $134,829, of which $53,861 was payable at October 31, 2005. Administration fees for the year ended October 31, 2004 amounted to $139,525.

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

Each member of the Board of Managers receives a $10,000 as an annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board will receive $2,000 per quarterly meeting attended. In addition, each Board member will receive $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members will receive $1,500, while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company. For the years ended October 31, 2006, 2005 and 2004 the Board of Directors’ fees totaled $98,500, $60,000 and $68,000 of which $22,000, $8,000 and $68,000 was payable at October 31, 2006, 2005 and 2004, respectively.

As of October 31, 2006, and October 31, 2005 Excelsior Venture Investors III, LLC had an investment in the Company of $47,969,297 and $59,260,913, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company had $17,056,870, $21,298,464, $16,483,800 in purchases and $2,436,843, $16,964,454, $8,205,129 in sales of securities for the periods ending October 31, 2006, October 31, 2005 and October 31, 2004, respectively.

Note 4 — Commitments

As of October 31, 2006, the Company had outstanding investment commitments totaling $10,190,694.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the year ended October 31, 2006 and October 31, 2005. Transactions with companies, which are or were affiliates, were as follows:

				For the Year Ended October 31, 2006
Name of Investment	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2006	October 31, 2006 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	—	—	1,404,600	—	19,484	—	1,404,600	1,404,600
LogicLibrary, Inc., Series A Preferred	6,530,581	2,985,916	563,380	—	—	—	7,762,821	3,549,296
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Series A-1 Preferred	—	—	3,940,456	—	—	—	19,702,277	3,940,456
Cydelity Inc. Series A-2 Preferred	—	—	2,500,009	—	—	—	25,535,051	2,500,009
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	7,500,000	—	—	—	—	—	—	—
Cydelity Inc., Bridge Note, 8%	3,000,000	3,000,000	700,000	(3,700,000)	—	—	—	—

Total Controlled Affiliates		$15,504,462	$9,108,445	$(3,700,000)	$19,484	$—		$20,912,907
Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	163,580	—	—	—	—	—	214,073	—
Ethertronics, Inc., Bridge Note	—	—	500,000	(500,000)	—	—	—	—
Ethertronics, Inc., Series C Preferred	980,172	1,470,258	504,932	—	—	—	1,316,793	1,975,190
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	—	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	(5,000,000)	—	(3,771,140)	—	—
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	(992,000)	—	(748,194)	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	1,116,350	—	—	—	—	956,234	840,912
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
NanoOpto Corp., Series D Preferred	—	—	382,622	—	—	—	1,234,263	382,622
OpVista, Inc., Series AA Preferred	—	—	4,508,179	—	—	—	5,089,790	5,367,967
OpVista, Inc., Series B Preferred	5,333,333	—	—	(4,000,000)	—	—	—	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	(2,500,000)	—	—	—	—
OpVista, Inc., Series D Preferred	10,368,483	1,058,000	1,058,000	(1,058,000)	—	—	—	—
OpVista, Inc., Series E Preferred	15,935,224	1,626,030	1,626,030	(1,626,031)	—	—	—	—
OpVista, Inc., Common Stock	—	—	9,184,031	—	—	—	1,079,541	1,138,542
OpVista, Inc. 8% Bridge Note	—	—	1,727,599	(1,727,599)	—	—	—	—
OpVista, Inc., Warrants	—	—	8,681	(8,681)	—	(8,681)	—	—
Silverback Systems, Inc., Common	—	—	4,759,081	—	—	—	40,026	—
Silverback Systems, Inc., Series B	—	—	1,500,781	—	—	—	559,993	1,600,000
Silverback Systems, Inc., Series A-2 Preferred	—	—	2,070,310	—	—	—	772,503	—
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	1,415,615	—	(1,415,615)	—	—	—	—
Silverback Systems, Inc., Series C Preferred	34,364,257	3,333,333	—	(3,343,467)	—	—	—	—
Silverback Systems, Inc., 5% Bridge Notes	1,969,206	1,969,206	300,000	(2,269,206)	—	—	—	—
Silverback Systems, Inc., Series C Warrant	4,173,033	196	—	(196)	—	(195)	—	—
Tensys Medical, Inc., Bridge Note	—	—	52,017	—	—	—	52,017	52,017
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non -Controlled Affiliates		$36,993,169	$28,182,263	$(24,440,795)	$0	$(4,528,210)		$25,369,431

				For the Year Ended October 31, 2005
Name of Investment	Shares/Principal Amount Held at October 31, 2004	October 31, 2004 Value	Purchases / Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	20,000,000	$4,000,000	$4,110,096	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	750,000	750,000	1,500,000	(2,250,000)	101,034	—	—	—
LogicLibrary, Inc., Series A Preferred	4,374,256	2,000,000	985,916	—	—	—	6,530,581	2,985,916
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	4,000,000	—	—	—	—	19,995,000	—
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	—	—	—	—	—	—	7,500,000	—
Cydelity Inc., Bridge Note, 8%	—	—	3,000,000	—	123,531	—	3,000,000	3,000,000

Total Controlled Affiliates		$12,158,450	$9,596,012	$(2,250,000)	$224,565	$—		$15,504,462
Non-Controlled Affiliates
Adeza Biomedical Corp., Series 5 Preferred	647,948	$3,000,000	$—	$(6,932,996)	$—	$3,932,996	—	$—
Cenquest, Inc., Series 2 Preferred	4,425	—	—	—	—	(2,000,000)	—	—
Chips & Systems, Inc., Series A Preferred	7,000,000	3,500,000	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	—	—	1,441,133	—	4,084	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	—	—	—	—	—	—	163,580	—
Ethertronics, Inc., Bridge Note	—	—	250,000	(250,000)	3,311	—	—	—
Ethertronics, Inc., Series C Preferred	—	—	1,470,258	—	—	—	980,172	1,470,258
Genoptix, Inc., Series 1-A Preferred	942,481	1,253,500	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	1,250,000	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	310,290	277,089	277,089	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	—	—	461,815	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	—	—	—	4,330,504	5,000,000
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	—	—	—	12,292,441	992,000
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
Monterey Design Systems, Inc., Common Stock	708,955	—	—	—	—	(4,750,000)	—	—
Monterey Design Systems, Inc., Series 2 Preferred	3,333,333	600,000	—	(781,176)	—	(2,218,825)	—	—
NanoOpto Corp., Series A-1 Preferred	956,234	—	—	—	—	—	956,234	1,116,350
NanoOpto Corp., Series B Preferred	3,023,399	1,655,119	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Bridge Note	—	—	500,000	(511,288)	11,288	—	—	—
NanoOpto Corp., Series C Preferred	—	—	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	—	—	—	—	—	—	229,410	—
OpVista, Inc., Series B Preferred	5,333,333	—	—	—	—	—	5,333,333	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	—	—	—	12,671,059	5,000,000
OpVista, Inc., Series D Preferred	—	—	1,058,000	—	—	—	10,368,483	1,058,000
OpVista, Inc., Series E Preferred	—	—	1,626,030	—	—	—	15,935,224	1,626,030
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	450,051	—	—	—	—	2,211,898	1,415,615
Silverback Systems, Inc., Series C Preferred	34,364,257	4,298,896	—	—	—	—	34,364,257	3,333,333
Silverback Systems, Inc., 5% Bridge Notes	—	—	1,969,206	—	55,783	—	1,969,206	1,969,206
Silverback Systems, Inc., Series C Warrant	—	—	196	—	—	—	4,173,033	196
Tensys Medical, Inc., Series C Preferred	4,166,667	5,000,000	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	1,425,000	—	—	—	—	1,187,500	537,840
Virtual Silicon Technology, Inc., Series C Preferred	3,096,551	5,000,000	—	(607,446)	—	(4,392,554)	—	—
Virtual Silicon Technology, Inc., Bridge Note	88,738	88,738	492,862	—	—	(492,862)	—	—

Total Non -Controlled Affiliates		$45,440,393	$9,546,589	$(9,082,906)	$74,466	$(9,921,245)		$36,993,169

As of October 31, 2005, Archemix Corporation is no longer considered to be an affiliated company. LogicLibrary, Inc. has also been reclassified from a non-controlled affiliate to a controlled affiliate.

Note 6 — Pending Litigation

The former Investment Adviser was contacted in September 2003 by the Office of the New York State Attorney General (the “NYAG”), and the Securities and Exchange Commission (the “SEC”) in connection with their investigations of practices in the mutual fund industry identified as “market timing” and “late trading” of mutual fund shares (the “Investigations”). The former Investment Adviser has cooperated with respect to these Investigations. As disclosed previously, these investigations focused on circumstances in which a small number of parties were permitted to engage in short-term trading of shares of certain mutual funds managed by the former Investment Adviser. The short-term trading activities permitted under these arrangements have been terminated and the former Investment Adviser has strengthened its policies and procedures to deter frequent trading.

The former Investment Adviser, certain of its affiliates and others have also been named in four class action lawsuits and derivative actions which allege that the former Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

The class and derivative actions described above were transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the class action and derivative lawsuits. Several affiliates of the former Investment Adviser and individual defendants have also been dismissed. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 36(b) and 48(a) of the Investment Company Act of 1940, as amended, however, have not been dismissed. Discovery has commenced with respect to plaintiffs’ remaining claims.

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

Note 8 — New Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The company is in the process of evaluating the effects of the adoption of FIN 48 on the financial statements.

FASB issued a Statement No. 157 in September 2006, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The company is reviewing the statement and its impact on the financial statements.

Note 9 — Subsequent Events

On November 20, 2006, Schwab announced an agreement to sell U.S. Trust, a wholly-owned subsidiary of Schwab, to the Bank of America Corporation (the “Sale”). The Sale of U.S. Trust includes all of U.S. Trust’s subsidiaries, including USTA, the Company’s Investment Adviser, and U.S. Trust NY, the Company’s Investment Sub-Adviser. The Sale is subject to Federal Reserve Board and other regulatory approvals.

USTA will continue to serve as the investment adviser to the Company after the Sale, although U.S. Trust N.Y. will cease to serve as the Investment Sub-Adviser. However, due to the change in ownership of USTA and U.S. Trust N.Y., the Sale may have the effect of terminating the existing investment advisory agreement between the Company and USTA. Accordingly, it is anticipated that the Company will enter into a new investment advisory agreement with USTA upon consummation of the Sale (collectively, the “New Advisory Agreement”). The New Advisory Agreement will be subject to the approval of the Board of Managers and the members of the Company. The proposed New Advisory Agreement will be submitted to the members of the Company for approval late in the first quarter or early in the second quarter of 2007. A proxy statement will be mailed to the members of the Company in the first quarter of 2007 that will provide further details with respect to the Sale and the proposed New Advisory Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There has been a change in the Company’s independent registered public accounting firm (see Note 2 to the financial statements), however there were no disagreements or reportable events.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2006 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

Managers and Officers

Set forth below are names, ages, positions and certain other information concerning the current managers and certain officers of the Company as of October 31, 2006.

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Manager*
Disinterested Managers

Mr. Gene M. Bernstein, 59 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Bernstein is Director of NIC Holding Corp. He was Dean of the Skodneck Business Development Center at Hofstra University from 2000-2001. Prior to that, Mr. Bernstein was President and Vice Chairman at Northville Industries, a petroleum marketing, distribution, trading and storage company and wholly-owned subsidiary of NIC Holding Corp. Mr. Bernstein also serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Investors III, LLC, Excelsior Venture Partners III, LLC and Excelsior Directional Hedge Fund of Funds, LLC.	4

Mr. Victor F. Imbimbo, 54 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Imbimbo is the President and CEO of Caring Today, LLC., the publisher of Caring Today Magazine, the leading information resource within the family caregivers market. Prior to this, Mr. Imbimbo, was Executive Vice President of TBWA\New York and President for North America with TBWA/WorldHealth, a division of TBWA Worldwide where he directed consumer marketing program development for healthcare companies primarily within the pharmaceutical industry. Mr. Imbimbo serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC. Mr. Imbimbo is a Board member for Vertical Branding, Inc, a public company specializing in direct response branding and marketing.	4

Mr. Stephen V. Murphy, 61 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Murphy is President of S.V. Murphy & Co., an investment banking firm. Mr. Murphy serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC. He also serves on the board of directors of The First of Long Island Corporation, The First National Bank of Long Island and Bowne & Co., Inc.	4

Interested Manager

Mr. John C. Hover II, 63** United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Manager and Chairman of the Board	Since Company inception	Mr. Hover was an Executive Vice President of U.S. Trust Company (retired since 1998). Mr. Hover serves as chairman of the board of directors or managers of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC and Excelsior Venture Investors III, LLC. He also serves on the board of directors of Tweedy, Browne Fund, Inc.	3

*	The “Fund Complex” consists of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC.

**	Mr. Hover is considered an “interested person”, as defined by the Investment Company Act of 1940, as amended, of the Company due to the fact that he holds securities of The Charles Schwab Corporation, a parent company of the Investment Adviser.

Officers

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years
Mr. Robert Aufenanger, 53 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Treasurer and Secretary	Since April, 2003	Senior Vice President, U.S. Trust. Prior to U.S. Trust, Mr. Aufenanger worked as a consultant to various clients in the fund industry and prior to this was Chief Financial Officer for Icon Holdings Corp.

Mr. Leo P. Grohowski, 48* United States Trust Company, National Association 114 W. 47th Street New York, NY 10036	Co-Chief Executive Officer	Since December, 2005	Mr. Grohowski is Executive Vice President and Chief Investment Officer of U.S. Trust. Prior to joining U.S. Trust in October, 2005, Mr. Grohowski was chief investment officer of Deutsche Asset Management Americas and Scudder Investments (2002-2005). From 1999-2002, Mr. Grohowski was chief investment officer of Deutsche Bank Private Banking. Prior to that, he worked at Bankers Trust where he served as a senior trust investment officer of the Private Bank and head of the U.S. Investment Strategy Group

Mr. Raghav V. Nandagopal, 44 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Co-Chief Executive Officer	Since June, 2005	Senior Vice President, U.S. Trust. Prior to U.S. Trust, Mr. Nandagopal held positions at McKinsey & Company and AT&T Capital.

Mr. Lee A. Gardella, 39 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Vice President	Since Company, inception	Senior Vice President, U.S. Trust.

Mr. Hiam Arfa, 47 United States Trust Company, National Association 114 W. 47th Street New York, NY 10036	Chief Compliance Officer	Since October, 2006	Prior to joining U.S. Trust: Associate Director of Compliance, Bear Stearns Asset Management (11/2004-09/2006); and Vice President Regulatory Compliance, JP Morgan Asset Management (08/1998-11/2004).

All officers of the Company are employees and/or officers of the Investment Adviser.

Officers of the Company are elected by the Managers and hold office until they resign, are removed or are otherwise disqualified to serve.

*	On December 7, 2006, Mr. Grohowski resigned as the Company’s Co-Chief Executive Officer. On December 7, 2006, David Bailin was appointed by the Board of Managers to be the Company’s Co-Chief Executive Officer.

Audit Committee Financial Expert

Mr. Murphy is the audit committee financial expert as defined by SEC rules and is “independent,” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

As of the end of the period, October 31, 2006, the Company has adopted a code of ethics, which complies with the criteria provided in SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is incorporated herein by reference in Item 15 of this Form 10-K.

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

Managers receive compensation of $10,000 as an annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board will receive $2,000 per quarterly meeting attended. In addition, each Board member will receive $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members will receive $1,500, while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. The Company does not have a stock option plan, other long-term incentive plan, retirement plan or other retirement benefits.

The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2006.

Name of Person/Position	Aggregate Compensation From The Company	Total Compensation From the Company And Fund Complex * Paid to Managers
John C. Hover II Manager	$17,500	$38,750 (3 Funds	)
Gene M. Bernstein Manager	$22,000	$70,500 (4 Funds	)
Stephen V. Murphy Manager	$23,000	$71,500 (4 Funds	)
Victor F. Imbimbo, Jr. Manager	$22,000	$69,500 (4 Funds	)

*	The “Fund Complex” includes Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC and Excelsior Directional Hedge Fund of Funds, LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of October 31, 2006, certain beneficial owners, the managers, the Chief Executive Officer and the managers and executive officers as a group held of record the following shares. Except as set forth below, to the Company’s knowledge and based solely on a review of Forms 13D and 13G filed with the Securities and Exchange Commission (or the lack of such filings, as the case may be), no other person beneficially owned more than 5% of the Company’s shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units of membership Interest	Excelsior Venture Investors III, LLC 225 High Ridge Road Stamford, CT 06905	187,409 units	63.5%

Units of membership Interest	John C. Hover II c/o United States Trust Company, National Association, 114 West 47th Street, New York, NY 10036-1532.	200 units	*

Units of membership Interest	Gene M. Bernstein c/o United States Trust Company, National Association, 114 West 47th Street, New York, NY 10036-1532.	300 units	*

Units of membership Interest	Stephen V. Murphy c/o United States Trust Company, National Association, 114 West 47th Street, New York, NY 10036-1532.	200 units	*

Units of membership Interest	Managers and executive officers as a group (3 persons)	700 units	*

*	Less than one percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has engaged in no transactions with the managers or executive officers other than as described above or in the notes to the financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for the audit of the registrant's annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $94,650 for 2005 and $108,160 for 2006.

Audit-Related Fees

(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountant that are reasonably related to the performance of the audit of the registrant's financial statements and are not reported under paragraph (a) of this Item are $0 for 2005 and $0 for 2006.

Tax Fees

(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning are $0 for 2005 and $0 for 2006.

All Other Fees

(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the principal accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2005 and $0 for 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The financial statements listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

2.	Financial Statement Schedules

The financial statement schedules listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

3.	Exhibits

(3)(a)	Certificate of Formation of Limited Liability Company [1]

(3)(b)	Certificate of Amendment [1]

(3)(c)	Form of Limited Liability Company Operating Agreement [1]

(4)	For instruments defining the rights of security holders see Exhibits (3)(a), (b) and (c), (10)(h),(i),(j) and (k) hereto and the Specimen Certificate of the Company's units [1]

(10)(a)	Form of Investment Advisory Agreement [1]

(10)(b)	Form of Investment Sub-Advisory Agreement [1]

(10)(c)	Form of Distribution Agreement [1]

(10)(d)	Form of Selling Agent Agreement [1]

(10)(e)	Form of Custodian Agreement [1]

(10)(f)	Form of Administration, Accounting and Investor Services Agreement [1]

(10)(g)	Form of Escrow Agreement [1]

(10)(h)	Form of Subscription Agreement for investment in units of the Company [1]

(10)(i)	Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company [1]

(10)(j)	Amended and Restated Agreement with respect to Seed Capital [2]

(10)(k)	Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC [1]

(10)(l)	Investment Sub-Advisory Agreement dated December 21, 2001 among the Company, U.S. Trust Company and U.S. Trust Company, N.A. [3]

(14)	Code of Ethics

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99)(a)	Audit Committee Charter

[1]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).

[2]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-30986).

[3]	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: January 25, 2007	By:	/S/ David Bailin
David Bailin
Co-Chief Executive Officer (co-principal executive officer)

Date: January 25, 2007	By:	/S/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer (co-principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David Bailin David Bailin	Co-Chief Executive Officer (co-principal executive officer)	January 25, 2007

/S/ Raghav V. Nandagopal Raghav V. Nandagopal	Co-Chief Executive Officer (co-principal executive officer)	January 25, 2007

/S/ Robert F. Aufenanger Robert F. Aufenanger	Treasurer (principal financial officer)	January 25, 2007

/S/ John C. Hover II John C. Hover II	Chairman of the Board and Director	January 25, 2007

/S/ Gene M. Bernstein Gene M. Bernstein	Director	January 25, 2007

/S/ Stephen V. Murphy Stephen V. Murphy	Director	January 25, 2007

/S/ Victor F. Imbimbo, Jr. Victor F. Imbimbo, Jr.	Director	January 25, 2007