Form 10-Q
period 2007-01-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2007-03-16
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2007

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments (Unaudited)

	January 31, 2007
PORTFOLIO STRUCTURE	Value	Percent of Net Assets
INVESTMENTS:

MONEY MARKET INSTRUMENTS	$11,801,570	16.02%

INVESTMENT COMPANIES	1,044,128	1.42%

PRIVATE COMPANIES	47,084,981	63.93%

PRIVATE INVESTMENT FUNDS	13,217,344	17.95%

TOTAL INVESTMENTS	73,148,023	99.32%
OTHER ASSETS & LIABILITIES (NET)	503,954	0.68%

NET ASSETS	$73,651,977	100.00%

Excelsior Venture Partners III, LLC Portfolio of Investments

	October 31, 2006
PORTFOLIO STRUCTURE	Value	Percent of Net Assets
INVESTMENTS:

MONEY MARKET INSTRUMENTS	$13,378,310	17.71%

INVESTMENT COMPANIES	1,044,128	1.38%

PRIVATE COMPANIES	48,982,337	64.82%

PRIVATE INVESTMENT FUNDS	12,484,040	16.52%

TOTAL INVESTMENTS	75,888,815	100.43%
OTHER ASSETS & LIABILITIES (NET)	(326,723)	(0.43)%

NET ASSETS	$75,562,092	100.00%

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2007 (Unaudited)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 16.02%

$ 3,810,000	Federal Home Loan Bank Discount Note 5.00% 02/01/07		$3,810,000
5,000,000	Federal Farm Credit Bureau Discount Note 5.14% 02/05/07		4,997,145
3,000,000	Federal Home Loan Bank Discount Note 5.15% 02/14/07		2,994,425

	TOTAL MONEY MARKET INSTRUMENTS (Cost $11,801,570)		11,801,570

PRIVATE COMPANIES ** — 63.93%
Common Stocks #, @ — 1.52%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Enterprise Software — 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

Optical — 1.52%
1,079,541	OpVista, Inc.	06/06	1,122,993

	TOTAL COMMON STOCKS (Cost $14,431,530)		—

Preferred Stocks # — 60.43%
Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software @ — 25.37%
19,995,000	***Cydelity Inc.,. Series A	01/04	—
19,702,277	***Cydelity Inc.,. Series A-1	05/06	—
25,535,051	***Cydelity Inc.,. Series A-2	05/06	1,600,000
8,369,880	***LogicLibrary, Inc., Series A	01/02, 12/04,02/05, 08/05, 03/06, 08/06, 09/06, 11/06	3,826,844
3,080,464	***LogicLibrary, Inc., Series A-1	08/03, 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	11,846,490

			18,681,784
Life Sciences — 7.63%
1,999,999	Archemix Corporation, Inc., Series A	08/02, 01/03, 11/03	1,999,999
700,000	Archemix Corporation, Inc., Series B	03/04, 09/04, 12/05	700,000
942,481	Genoptix, Inc., Series 1-A@	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B@	08/04	950,822
620,580	Genoptix, Inc., Series 1-C@	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D@	05/05	461,815

			5,617,636
Medical Technology @ — 3.29%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2007 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
Optical @ — 12.43%
956,234	NanoOpto Corporation, Series A-1	10/01, 03/02	840,912
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
1,234,263	NanoOpto Corporation, Series D	05/06	382,622
5,683,906	OpVista, Inc., Series AA	06/06, 08/06, 01/07	5,912,683

			9,155,761
Semiconductor @ — 0.00%
7,000,000	Chips & Systems, Inc., Series A	03/04	—

Wireless @— 11.71%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
1,316,793	Ethertronics, Inc., Series C	05/05, 10/05, 07/06	1,975,190

			8,625,190
	TOTAL PREFERRED STOCKS (Cost $59,280,780)		44,505,371

Notes @ — 1.98%
Enterprise Software — 1.91%
$1,404,600	***Pilot Software Inc., 9.00% Bridge Note, August 2007 & October 2007	08/06, 10/06	1,404,600

Medical Technology — 0.07%
$ 52,017	Tensys Medical, Inc., Bridge Note, April 2007	07/06	52,017

Semiconductor — 0.00%
$ 1,441,133	Chips & Systems, Inc., 6% Bridge Note, March 2005 #	11/04, 01/05, 02/05	—

	TOTAL NOTES (Cost $2,897,750)		1,456,617
Warrants #,@ — 0.00%
Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—

Wireless — 0.00%
281,667	Ethertronics, Inc., Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
214,073	Ethertronics, Inc., Series C (expiration date 01/09)	05/05, 10/05, 07/06	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $76,610,060)		47,084,981

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2007 — (continued)

Principal Amount/Shares/ Percent Owned		Acquisition Date ##	Value (Note 1)
PRIVATE INVESTMENT FUNDS **, # — 17.95%
0.39%	Advanced Technology Ventures VII, LP	08/01-01/07	1,405,816
1.58%	Burrill Life Sciences Capital Fund	12/02-01/07	1,412,872
1.35%	CHL Medical Partners II, LP	01/02-11/06	1,084,130
1.04%	CMEA Ventures VI, LP	12/03-11/06	1,347,609
0.36%	Morgenthaler Partners VII, L.P.	07/01-01/07	1,573,196
0.58%	Prospect Venture Partners II, LP	06/01-12/06	1,675,341
0.98%	Sevin Rosen Fund IX, LP	10/04-12/06	1,183,156
2.36%	Tallwood II, LP	12/02-11/06	1,663,112
1.70%	Valhalla Partners, LP	10/03-12/06	1,872,112

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $14,485,747)		13,217,344

INVESTMENT COMPANIES — 1.42%
1,044,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,044,128)		1,044,128

TOTAL INVESTMENTS (Cost $103,941,505) — 99.32%			73,148,023
OTHER ASSETS & LIABILITIES (NET) — 0.68%			503,954

NET ASSETS — 100.00%			$73,651,977

**	Restricted as to public resale. Acquired between June 1, 2001 & January 31, 2007. Total cost of restricted securities at January 31, 2007 aggregated $91,095,807. Total value of restricted securities owned at January 31, 2007 was $60,302,325 or 81.88% of net assets.
#	Non-income producing securities.
@	At January 31, 2007 the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of affiliated securities owned at January 31, 2007 was $44,384,982. See Note 5.
***	At January 31, 2007 the Company owned 25% or more of the company’s outstanding shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total market value of controlled affiliated securities owned at January 31, 2007 was $20,086,384. See Note 5.
##	Disclosure is required for restricted securities.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2006

Shares/Principal Amount		Acquisition Date##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 17.71%
$ 1,500,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		$1,500,000
6,890,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		6,878,310
2,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		2,000,000
3,000,000	Federal Home Loan Bank Discount Note 5.065%, 11/01/06		3,000,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $13,378,310)		13,378,310

PRIVATE COMPANIES ** — 64.82%
Common Stocks #, @— 1.50%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Enterprise Software – 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

Life Sciences – 0.00%
46,860	Genoptix, Inc.	07/03	—

Optical – 1.50%
1,079,541	OpVista, Inc,.	06/06	1,138,542

Semiconductor – 0.00%
40,026	Silverback Systems, Inc.	04/06	—

	TOTAL COMMON STOCKS (Cost $19,190,611)		1,138,542

Preferred Stocks # — 61.39%
Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software @ — 25.82%
19,995,000	***Cydelity, Inc., Series A	01/04	—
19,702,277	***Cydelity, Inc., Series A-1	05/06	3,940,456
25,535,051	***Cydelity, Inc., Series A-2	05/06	2,500,009
7,762,821	***LogicLibrary, Inc., Series A	01/02, 12/04, 02/05, 08/05, 03/06, 08/06, 09/06	3,549,296
3,080,464	***LogicLibrary, Inc., Series A-1	08/03 & 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			19,508,307

Life Sciences — 7.43%
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
700,000	Archemix Corporation, Series B	03/04, 09/04, 12/05	700,000
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

			5,617,636

Medical Technology @ — 3.21%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

Notes to Financial Statements are an Integral Part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 — (continued)

Shares/Principal Amount		Acquisition Date##	Value (Note 1)
PRIVATE COMPANIES **, — (continued)
Preferred Stocks # — (continued)
Optical @ — 11.40%
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	840,912
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
1,234,263	NanoOpto Corporation, Series D	05/06	382,622
5,089,790	OpVista, Inc., Series AA	06/06, 08/06	5,367,967

			8,611,045

Semi-Conductor @ — 2.12%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
772,503	Silverback Systems, Inc., Series A-2	04/06	—
559,993	Silverback Systems, Inc., Series B	04/06	1,600,000

			1,600,000

Wireless @ — 11.41%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
1,316,793	Ethertronics, Inc., Series C	05/05, 10/05, 07/06	1,975,190

			8,625,190

	TOTAL PREFERRED STOCKS (COST $62,048,095)		46,387,178

Notes@ — 1.93%
Enterprise Software — 1.86%
$ 1,404,600	***Pilot Software Inc., 9.00% Bridge Note , August 2007 & October 2007	08/06, 10/06	1,404,600

Medical Technology — 0.07%
$ 52,017	Tensys Medical, Inc., 8.00% Bridge Note, April 2007	07/06	52,017

Semi-Conductor — 0.00%
$ 1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04, 01/05, 02/05	—

	TOTAL NOTES (COST $2,897,750)		1,456,617

Warrants #, @ — 0.00%
Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
214,073	Ethertronics, Inc. Series C (expiration date 01/09)	05/05, 10/05, 07/06	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $84,136,456)		48,982,337

Notes to Financial Statements are an Integral Part of these Financial Statements

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 — (continued)

Percent Owned
PRIVATE INVESTMENT FUNDS **, # — 16.52%
0.39%	Advanced Technology Ventures VII, L.P.	08/01-09/06	1,342,895
1.58%	Burrill Life Sciences Capital Fund	12/02-09/06	1,311,766
1.35%	CHL Medical Partners II, L.P.	01/02-10/06	1,024,130
1.04%	CMEA Ventures VI, L.P.	12/03-08/06	1,086,085
0.36%	Morgenthaler Partners VII, L.P.	07/01-10/06	1,620,474
0.58%	Prospect Ventures Partners II, L.P.	06/01-10/06	1,801,556
0.98%	Sevin Rosen Fund IX, L.P.	10/04-09/06	1,151,676
2.36%	Tallwood II, L.P.	12/02-05/06	1,513,112
1.70%	Valhalla Partners, L.P.	10/03-06/06	1,632,346

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $13,780,450)		12,484,040

INVESTMENT COMPANIES — 1.38%
1,044,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,044,128)		1,044,128

TOTAL INVESTMENTS (Cost $112,339,344) — 100.43%			75,888,815
OTHER ASSETS & LIABILITIES (NET) — (0.43%)			(326,723)

NET ASSETS — 100.00%			$75,562,092

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2006. Total cost of restricted securities at October 31, 2006 aggregated $97,916,906. Total value of restricted securities owned at October 31, 2006 was $61,466,377 or 81.35% of net assets.
#	Non-income producing securities.
@	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total value of affiliated securities owned at October 31, 2006 (including investments in controlled affiliates) was $46,282,338. See Note 5.
***	At October 31, 2006, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2006 was $20,912,907. See Note 5.
##	Disclosure is required for restricted securities only.

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	January 31, 2007 (Unaudited)	October 31, 2006
ASSETS:
Unaffiliated Issuers at value (Cost $30,031,444 and $30,902,887 respectively)	$28,763,041	$29,606,477
Controlled Affiliated Issuers at value (Cost $25,190,455 and $24,912,907 respectively)	20,086,384	20,912,907
Non Controlled Affiliated Issuers at value (Cost $48,719,606 and $56,523,550 respectively)	24,298,598	25,369,431

Investments, at value (Cost $103,941,505 and $112,339,344 respectively) (Note 1)	73,148,023	75,888,815

Cash and cash equivalents	1,748	2,934
Interest receivable	57,860	24,939
Receivable for security sold	749,976	—
Other receivables	1,945	1,945
Prepaid Insurance	21,506	1,378

Total Assets	73,981,058	75,920,011

LIABILITIES:
Management fees payable (Note 2)	185,643	190,458
Professional fees payable	41,911	87,000
Administration fees payable (Note 2)	58,889	53,961
Board of Managers’ fees payable (Note 2)	30,000	22,000
Other payables	12,638	4,500

Total Liabilities	329,081	357,919

NET ASSETS	$73,651,977	$75,562,092

NET ASSETS consist of:
Partners’ Capital	$104,445,458	$112,012,621
Unrealized depreciation on investments	(30,793,481)	(36,450,529)

Total Net Assets	$73,651,977	$75,562,092

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$249.49	$255.96

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2007	2006
INVESTMENT INCOME:
Interest income from unaffiliated investments	$168,802	$286,383
Interest income from affiliated investments	32,912	90,363
Dividend income	13,435	9,623

Total Investment Income	215,149	386,369

EXPENSES:
Management fees (Note 2)	185,643	465,055
Administration fees (Note 2)	37,917	32,783
Professional fees	112,146	50,412
Board of Managers’ fees (Note 2)	22,000	15,123
Insurance Expense	7,906	11,454
Custodian fees	7,500	5,527
Miscellaneous fees	7,500	4,042

Total Expenses	380,612	584,396

NET INVESTMENT LOSS	(165,463)	(198,027)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS: (Note 1)

Net realized gain/(loss) on investments in affiliated investments	(7,392,925)	15,713
Net realized loss on investments in unaffiliated investments	(8,775)	—
Net change in unrealized appreciation (depreciation) on investments	5,657,048	(913,780)

NET REALIZED AND UNREALIZED GAIN (LOSS) ON INVESTMENTS	(1,744,652)	(898,067)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(1,910,115)	$(1,096,094)

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended January 31,
	2007	2006
OPERATIONS:
Net investment loss	$(165,463)	$(198,027)

Net realized gain/(loss) on investments	(7,401,700)	15,713
Net change in unrealized appreciation (depreciation) on investments	5,657,048	(913,780)

Net (decrease) in net assets resulting from operations	(1,910,115)	(1,096,094)

NET (DECREASE) IN NET ASSETS	(1,910,115)	(1,096,094)

NET ASSETS:

Beginning of period	75,562,092	93,348,847

End of period	$73,651,977	$92,252,753

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(1,910,115)	$(1,096,094)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized appreciation/(depreciation) on investments	(5,657,048)	913,780
Purchase of investments	(1,960,688)	(2,805,903)
Proceeds received from the sale of investments and distributions received from private investment funds	1,380,088	111,681
Sale of short-term investments – Net	1,576,740	2,004,949
Net realized (gain)/loss on investments	7,401,700	(15,713)
(Increase) in interest receivable	(32,921)	(88,289)
(Increase)/Decrease in other receivables	(749,976)	478,014
Increase in prepaid insurance	(20,128)	(28,244)
(Decrease) in management fees payable	(4,815)	(4,240)
Increase/(Decrease) in Board of Managers’ fees payable	8,000	(1,374)
Decrease in professional, administration and other expenses payable	(32,023)	(40,308)

Net cash used in operating activities	(1,186)	(571,741)

Net change in cash	(1,186)	(571,741)

Cash at beginning of period	2,934	574,146

Cash at end of period	$1,748	$2,405

Notes to Financial Statements are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Three Months Ended January 31,
	2007	2006
NET ASSET VALUE, BEGINNING OF PERIOD	$255.96	$316.21

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.56)	(0.67)
Net realized and unrealized gain (loss) on investment transactions	(5.91)	(3.04)

Total from investment operations	(6.47)	(3.71)

NET ASSET VALUE, END OF PERIOD	$249.49	$312.50

TOTAL NET ASSET VALUE RETURN (3), (4)	(2.53)%	(1.17)%

RATIOS AND SUPPLEMENTAL DATA (5)
Net assets, end of period (000’s)	$73,652	$92,253
Ratios to average net assets: (2)
Net expenses	2.04%	2.52%
Net investment loss	(0.89)%	(0.85)%
Portfolio Turnover Rate (3)	2.27%	0.15%

(1)	Selected data for a unit of membership interest outstanding through each period.
(2)	Annualized.
(3)	Not annualized.
(4)	Total net asset value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore the market value total investment return is not calculated.
(5)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income (loss) and expenses, including any performance-based fees, of the Private Investment Funds.

Notes to Financial Statements are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

January 31, 2007 (Unaudited)

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

The interim financial data as of January 31, 2007 and for the three months ended January 31, 2007 and January 31, 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

A. Investment Valuation:

The Company values portfolio securities quarterly and at such other times as, in the Company’s Board of Managers’ (the “Board” or “Board of Managers” or “Managers”) view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied. Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Investment Adviser or a committee of the Board of Managers or both under the supervision of the Board of Managers pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of the Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or is deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board of Managers, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

At January 31, 2007 and October 31, 2006, market quotations were not readily available for securities valued at $60,302,325 or 81.88% of net assets and $61,466,377 or 81.35% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of January 31, 2007 and October 31, 2006, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at January 31, 2007 was $89,455,758 and those investments had net depreciation on a tax basis at January 31, 2007 of $59,930,679, consisting of gross appreciation of $0 and gross depreciation of $29,525,079. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2006 was $98,558,894 and those investments had net depreciation on a tax basis at October 31, 2006 of $35,154,119 consisting of gross appreciation of $0 and gross depreciation of $35,154,119.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”) which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Investment Adviser”). The Investment Adviser is a wholly-owned subsidiary of United States Trust Company, National Association (“USTC-NA”). USTC-NA is a wholly-owned subsidiary of U.S. Trust Corporation (“U.S. Trust”), a registered bank holding company, which has its principal offices at 114 West 47th Street, New York, New York 10036-1532, and which is, in turn, a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”), which has its principal offices at 120 Kearney Street, San Francisco, California 94108.

Prior to December 16, 2005, U.S. Trust Company, N.A., on behalf of its Asset Management Division served as the investment adviser to the Company (the “former Investment Adviser”) pursuant to an Investment Advisory Agreement (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of the former Investment Adviser.

Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to December 16, 2005 and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, the former Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser (the “Investment Sub-Adviser”) to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of January 31, 2007 and October 31, 2006, $185,643 and $190,458 were incurred and payable to the Investment Adviser and former Investment Adviser, respectively.

Prior to March 31, 2006, USTA was a wholly owned subsidiary of U.S. Trust Company, N.A. (“UST-NA”) and UST-NA and U.S. Trust NY were wholly-owned subsidiaries of U.S. Trust. Effective March 31, 2006, U.S. Trust NY converted into a national bank named United States Trust Company, National Association (USTC-NA) and UST-NA merged into USTC-NA. USTC-NA is the surviving entity and remains a wholly-owned subsidiary of U.S. Trust

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of January 31, 2007 and January 31, 2006, there was no Incentive Carried Interest earned by the Investment Adviser.

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

Each member of the Board of Managers receives a $10,000 annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board will receive $2,000 per quarterly meeting attended. In addition, each Board member will receive $500 per quarterly telephonic meeting and $500 for any telephonic special meeting.

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

As of January 31, 2007 and October 31, 2006, Excelsior Venture Investors III, LLC had an investment in the Company of $46,756,693 and $47,969,297, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

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

On January 29, 2007 the Board received a letter from D&T indicating that D&T will no longer serve as the Company’s Independent Registered Public Accounting Firm. On January 29, 2007 the Company engaged PricewaterhouseCoopers LLP as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending October 31. 2007, replacing the Company’s prior Independent Registered Public Accounting Firm. This action was taken pursuant to resolutions of the Board, including the Managers who are not “interested persons” as defined in Section 2(a) (19) of the 1940 Act, acting on the recommendation of its Audit Committee.

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

On November 20, 2006, Schwab announced an agreement to sell U.S. Trust, a wholly-owned subsidiary of Schwab, to the Bank of America Corporation (the “Sale”). The Sale of U.S. Trust includes all of U.S. Trust’s subsidiaries, including UST Advisers, Inc., the Company’s Investment Adviser. The Sale is subject to Federal Reserve Board and other regulatory approvals.

USTA will continue to serve as the investment adviser to the Company after the Sale, although U.S. Trust N.Y. will cease to serve as the Investment Sub-Adviser. However, due to the change in ownership of USTA and U.S. Trust N.Y., the Sale may have the effect of terminating the existing investment advisory agreement between the Company and USTA. Accordingly, it is anticipated that the Company will enter into a new investment advisory agreement with USTA upon consummation of the Sale (collectively, the “New Advisory Agreement”). The Board of Managers approved the New Advisory Agreement at its special meeting held on January 11, 2007. The proposed New Advisory Agreement was submitted to the members of the Company for approval and a proxy statement providing further details with respect to the Sale and the proposed New Advisory Agreement was mailed to the members of the Company on or about February 8, 2007. At a special meeting held on March 15, 2007, the members of the Company approved the New Advisory Agreement and reelected the current members of the Board of Managers.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the three month periods ended January 31, 2007, and January 31, 2006 were as follows:

Three Month Periods Ended January 31,	Purchases ($)	Proceeds ($)
2007	1,960,688	1,380,088
2006	2,805,903	111,681

Note 4 — Commitments

As of January 31, 2007, the Company had outstanding investment commitments totaling $9,033,781.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the period ended January 31, 2007 and the year ended October 31, 2006. Transactions with companies, which are or were affiliates, were as follows:

				For the Three Months Ended January 31, 2007
Name of Investment	Shares/Principal Amount Held at October 31, 2006	October 31, 2006 Value	Purchases / Conversion Acquisitions	Sales / Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at January 31, 2007	January 31, 2007 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$—	$—	$—	46,362,656	$11,846,490
Pilot Software Inc., Bridge Note, 9%	1,404,600	1,404,600	—	—	—	—	1,404,600	1,404,600
LogicLibrary, Inc., Series A Preferred	7,762,821	3,549,296	277,548	—	—	—	8,369,880	3,826,844
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Series A-1 Preferred	19,702,277	3,940,456	—	—	—	—	19,702,277	—
Cydelity Inc. Series A-2 Preferred	25,535,051	2,500,009	—	—	—	—	25,535,051	1,600,000
Cydelity Inc., Common Stock	1,000,000	—	—	—	—	—	1,000,000	—

Total Controlled Affiliates		$20,912,907	$277,548	$—	$0	$—		$20,086,384

Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	214,073	—	—	—	—	—	214,073	—
Ethertronics, Inc., Series C Preferred	1,316,793	1,975,190	—	—	—	—	1,316,793	1,975,190
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	—	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	840,912	—	—	—	—	956,234	840,912
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
NanoOpto Corp., Series D Preferred	1,234,263	382,622	—	—	—	—	1,234,263	382,622
OpVista, Inc., Series AA Preferred	5,089,790	5,367,967	526,227	—	—	—	5,683,906	5,912,683
OpVista, Inc., Common Stock	1,079,541	1,138,542	—	—	—	—	1,079,541	1,122,993
Silverback Systems, Inc., Common	40,026	—	—	—	—	(4,759,081)	—	—
Silverback Systems, Inc., Series B	559,993	1,600,000	—	(1,600,000)	—	(750,805)	—	—
Silverback Systems, Inc., Series A-2 Preferred	772,503	—	—	—	—	(2,070,310)	—	—
Tensys Medical, Inc., Bridge Note	52,017	52,017	—	—	—	—	52,017	52,017
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non -Controlled Affiliates		$25,369,431	$526,227	$(1,600,000)	$0	$(7,580,196)		$36,708,468

				For the Year Ended October 31, 2006
Name of Investment	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value	Purchases / Conversion Acquisitions	Sales / Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2006	October 31, 2006 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	—	—	1,404,600	—	19,484	—	1,404,600	1,404,600
LogicLibrary, Inc., Series A Preferred	6,530,581	2,985,916	563,380	—	—	—	7,762,821	3,549,296
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Series A-1 Preferred	—	—	3,940,456	—	—	—	19,702,277	3,940,456
Cydelity Inc. Series A-2 Preferred	—	—	2,500,009	—	—	—	25,535,051	2,500,009
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	7,500,000	—	—	—	—	—	—	—
Cydelity Inc., Bridge Note, 8%	3,000,000	3,000,000	700,000	(3,700,000)	—	—	—	—

Total Controlled Affiliates		$15,504,462	$9,108,445	$(3,700,000)	$19,484	$—		$20,912,907

Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	$—	$—	$—	—	$—	7,000,000	$—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	163,580	—	—	—	—	—	214,073	—
Ethertronics, Inc., Bridge Note	—	—	500,000	(500,000)	—	—	—	—
Ethertronics, Inc., Series C Preferred	980,172	1,470,258	504,932	—	—	—	1,316,793	1,975,190
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	—	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	(5,000,000)	—	(3,771,140)	—	—
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	(992,000)	—	(748,194)	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	1,116,350	—	—	—	—	956,234	840,912
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
NanoOpto Corp., Series D Preferred	—	—	382,622	—	—	—	1,234,263	382,622
OpVista, Inc., Series AA Preferred	—	—	4,508,179	—	—	—	5,089,790	5,367,967
OpVista, Inc., Series B Preferred	5,333,333	—	—	(4,000,000)	—	—	—	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	(2,500,000)	—	—	—	—
OpVista, Inc., Series D Preferred	10,368,483	1,058,000	1,058,000	(1,058,000)	—	—	—	—
OpVista, Inc., Series E Preferred	15,935,224	1,626,030	1,626,030	(1,626,031)	—	—	—	—
OpVista, Inc., Common Stock	—	—	9,184,031	—	—	—	1,079,541	1,138,542
OpVista, Inc., 8% Bridge Note	—	—	1,727,599	(1,727,599)	—	—	—	—
OpVista, Inc., Warrants	—	—	8,681	(8,681)	—	(8,681)	—	—
Silverback Systems, Inc., Common	—	—	4,759,081	—	—	—	40,026	—
Silverback Systems, Inc., Series B	—	—	1,500,781	—	—	—	559,993	1,600,000
Silverback Systems, Inc., Series A-2 Preferred	—	—	2,070,310	—	—	—	772,503	—
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	1,415,615	—	(1,415,615)	—	—	—	—
Silverback Systems, Inc., Series C Preferred	34,364,257	3,333,333	—	(3,343,467)	—	—	—	—
Silverback Systems, Inc., 5% Bridge Notes	1,969,206	1,969,206	300,000	(2,269,206)	—	—	—	—
Silverback Systems, Inc., Series C Warrant	4,173,033	196	—	(196)	—	(195)	—	—
Tensys Medical, Inc., Bridge Note	—	—	52,017	—	—	—	52,017	52,017
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non -Controlled Affiliates		$36,993,169	$28,182,263	$(24,440,795)	$0	$(4,528,210)		$25,369,431

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

Note 9 — Subsequent Event

On November 20, 2006, Schwab announced an agreement to sell U.S. Trust, a wholly-owned subsidiary of Schwab, to the Bank of America Corporation (the “Sale”). The Sale of U.S. Trust includes all of U.S. Trust’s subsidiaries, including UST Advisers, Inc., the Company’s Investment Adviser. The Sale is subject to Federal Reserve Board and other regulatory approvals.

USTA will continue to serve as the investment adviser to the Company after the Sale, although U.S. Trust N.Y. will cease to serve as the Investment Sub-Adviser. However, due to the change in ownership of USTA and U.S. Trust N.Y., the Sale may have the effect of terminating the existing investment advisory agreement between the Company and USTA. Accordingly, it is anticipated that the Company will enter into a new investment advisory agreement with USTA upon consummation of the Sale (collectively, the “New Advisory Agreement”). The Board of Managers approved the New Advisory Agreement at its special meeting held on January 11, 2007. The proposed New Advisory Agreement was submitted to the members of the Company for approval and a proxy statement providing further details with respect to the Sale and the proposed New Advisory Agreement was mailed to the members of the Company on or about February 8, 2007. At a special meeting held on March 15, 2007, the members of the Company approved the New Advisory Agreement and reelected the current members of the Board of Managers.

On February 15, 2007, the Company sold its interests in Pilot Software, Inc. for $12,807,489, $8,494,015 of which was received at closing, with the remaining $4,313,474 being held in an escrow account. The escrow account balance is expected to be paid in two payments, one half in August 2007 and one half in August 2008.

On March 9, 2007, the Company declared a cash distribution payable on April 11, 2007 to its members of $ 8,265,880 equal to $ 28.00 per unit. This distribution will be funded from the initial proceeds of the sale of Pilot Software, Inc.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three-month Period Ended January 31, 2007 as Compared to the Similar Period in 2006

Realized and Unrealized Gains and Losses from Portfolio Investments

For the three-month periods ended January 31, 2007 and 2006, the Company had a net realized gain/(loss) on security transactions of ($7,401,700) and $15,713, respectively. For the three-month periods ended January 31, 2007 and 2006, the Company had a net change in unrealized appreciation (depreciation) on investments of $5,657,048 and ($913,780), respectively. The net realized loss for the period ended January 31, 2007 was principally the result of the Company’s sale of Silverback Systems, Inc, a private company investment which resulted in a realized loss of ($7,580,196). The net realized gain for the period ended January 31, 2006 was principally the result of the Company’s additional distribution received from the Company’s sale of Gyration, a private company investment. The net change in unrealized appreciation for the period ended January 31, 2007 was principally the combination of: i) the sale of Silverback Systems Inc., a private company investment, which resulted in an decrease in unrealized depreciation of $6,730,172 due to the reclassification from unrealized depreciation to realized loss ii) a decrease of $4,840,465 due to the write-down of Cydelity, Inc a private company investment, and iii) an increase of $3,736,394 due to the write-up of Pilot Software Inc., a private company investment. The net change in unrealized depreciation for the period ended January 31, 2006 was principally the result of a decrease in the valuation of Nano Opto Corporation of ($873,732), a private company investment, and an overall decrease in the valuation of the Company’s private investment funds.

Investment Income and Expenses

For the three-month period ended January 31, 2007, the Company had investment income of $215,149 and net operating expenses of $380,612 resulting in a net investment loss of ($165,463). In comparison, for the similar period ended January 31, 2006, the Company had investment income of $386,369 and net operating expenses of $584,396, resulting in a net investment loss of ($198,027). The decrease in net investment loss for the period ended January 31, 2007 resulted from decrease in investment income due to decrease of short-term investments purchased and matured during the period and from a decrease in operating expenses primarily due to a decline in management fees which resulted from a reduced level of assets under management during the period and the reduction of the management fee at an annual rate of 2.00% to 1.00%

USTA and the Investment Sub-Adviser, provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser and the Investment Sub-Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company as described in Note 2 to Item 1 above. Such management fee is determined and payable quarterly. For the three-month periods ended January 31, 2007 and 2006, the Investment Adviser, the former Investment Adviser and the Investment Sub-Adviser earned $185,643 and $465,055 in management fees, respectively. Management fees recorded during the period ended January 31, 2007 decreased over the period ended January 31, 2006 due to a decrease in net assets and the reduction of the fees from an annual rate of 2.00% to 1.00%.

Net Assets

At January 31, 2007, the Company’s net assets were $73,651,977, or a net asset value per unit of membership interest of $249.49 This represents a decrease of ($1,910,115) from net assets of $75,562,092, or a net asset value per unit of membership interest of $255.96, at October 31, 2006. The decrease resulted principally from (i) net investment loss of ($165,463) (ii) a net realized loss of ($7,401,700) and (iii) a net change in unrealized depreciation on investments of $5,657,048.

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

At January 31, 2007, the Company held $1,748 in cash and $12,845,698 in short-term investments as compared to $2,934 held in cash and $14,422,438 in short-term investments at October 31, 2006. The decrease in short-term investments from October 31, 2006 was principally due to new and follow-on investments in private companies as well as capital calls for private investment funds. The Company, during this period funded additional capital, totaling $1,156,913, per its commitments to the private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through January 31, 2007, has contributed $16,666,219 or 64.9% of the total capital committed thus far. The Company also participated in follow-on financing rounds, totaling $803,775, for two of its private companies.

On February 15, 2007, the Company sold its interests in Pilot Software, Inc. for $12,807,489, $8,494,015 of which was received at closing, with the remaining $4,313,474 being held in an escrow account. The escrow account balance is expected to be paid in two payments, one half in August 2007 and one half in August 2008.

On March 9, 2007, the Company declared a cash distribution payable on April 11, 2007 to its members of $ 8,265,880 equal to $ 28.00 per unit. This distribution will be funded from the initial proceeds of the sale of Pilot Software, Inc.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 81.87% of the Company’s net assets. For the private investments held at January 31, 2007, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $1,931,923 decrease in net asset value from October 31, 2006.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 81.87% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Advisers in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At January 31, 2007, and October 31, 2006 the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2007 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

On November 30, 2006, the Company filed a Current Report on Form 8-K to report under Item 8.01 certain disclosures.

On December 11, 2006, the Company filed a Current Report on Form 8-K to report under Item 5.02 a departure of the co-chief executive officer and the appointment of a co-chief executive officer.

On December 15, 2006, the Company filed a Current Report on Form 8-K to report under Item 8.01 certain disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: March 16, 2007	By:	/s/ David R. Bailin
David R. Bailin
Co-Chief Executive Officer

Date: March 16, 2007	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: March 16, 2007	By:	/s/ Robert F. Aufenanger
Robert F. Aufenanger
Treasurer
(Principal Financial Officer)