Form 10-Q
period 2007-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2007-06-14
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2007

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12,13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

As of April 30, 2007, there were 295,210 shares of the Registrant’s Common Stock, $.01 par value per share, outstanding.

EXCELSIOR VENTURE PARTNERS III, LLC

Excelsior Venture Partners III, LLC’s (the “Company’s”) prospects, including the prospects of its underlying investments, are subject to certain uncertainties and risks. This Quarterly Report on Form10-Q contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The future results of the Company and its underlying investments may differ materially from its historical results and actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments (Unaudited)

	April 30, 2007
PORTFOLIO STRUCTURE	Value	% of Net Assets
SHORT-TERM INVESTMENTS:

MONEY MARKET INSTRUMENTS	$10,162,187	15.26%

INVESTMENT COMPANIES	984,128	1.48%

PRIVATE COMPANIES	36,203,149	54.36%

PRIVATE INVESTMENT FUNDS	14,826,431	22.26%

TOTAL INVESTMENTS	62,175,895	93.36%
OTHER ASSETS & LIABILITIES (NET)	4,427,323	6.64%

NET ASSETS	$66,603,218	100.00%

Excelsior Venture Partners III, LLC

Portfolio of Investments (Audited)

	October 31, 2006
PORTFOLIO STRUCTURE	Value	% of Net Assets
SHORT-TERM INVESTMENTS:

MONEY MARKET INSTRUMENTS	$13,378,310	17.71%

INVESTMENT COMPANIES	1,044,128	1.38%

PRIVATE COMPANIES	48,982,337	64.82%

PRIVATE INVESTMENT FUNDS	12,484,040	16.52%

TOTAL INVESTMENTS	75,888,815	100.43%
OTHER ASSETS & LIABILITIES (NET)	(326,723)	(0.43)%

NET ASSETS	$75,562,092	100.00%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2007 (Unaudited)

Principal Amount/Shares/ Ownership Percentage		Acquisition Date(s) ##	Value (Note 1)
MONEY MARKET INSTRUMENTS — 15.26%
$3,000,000	Federal Home Loan Bank Discount Note 5.14%, 05/09/07		$2,996,574
3,000,000	Federal Home Loan Bank Discount Note 5.12%, 05/23/07		2,990,613
4,175,000	Federal Home Loan Bank Discount Note 5.06%, 05/01/07		4,175,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $10,162,187)		10,162,187

PRIVATE COMPANIES ** — 54.36%
Common Stocks #,@ — 1.93%
Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

Enterprise Software — 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

Optical — 1.93%
1,079,541	OpVista, Inc.,	04/06	1,280,541

	TOTAL COMMON STOCKS (Cost $14,431,530)		1,280,541

Preferred Stocks # — 51.91%
Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

Enterprise Software @ — 10.26%
19,995,000	***Cydelity Inc., Series A	01/04	—
19,702,277	***Cydelity Inc., Series A-1	05/06	—
25,535,051	***Cydelity Inc., Series A-2	05/06	1,600,000
8,369,880	***LogicLibrary, Inc., Series A	01/02-11/06	3,826,844
3,080,464	***LogicLibrary, Inc., Series A-1	08/03-05/04	1,408,450

			6,835,294

Life Sciences — 8.43%
1,999,999	Archemix Corporation, Inc., Series A	08/02-11/03	1,999,999
700,000	Archemix Corporation, Inc., Series B	03/04-12/05	700,000
942,481	Genoptix, Inc., Series 1-A@	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B@	08/04	950,822
620,580	Genoptix, Inc., Series 1-C@	08/04-01/05	554,178
728,413	Genoptix, Inc., Series 1-D@	05/05	461,815

			5,617,636
Medical Technology @ — 3.64%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2007 (Unaudited) (continued)

Principal Amount/Shares/ Ownership Percentage		Acquisition Date(s) ##	Value (Note 1)
PRIVATE COMPANIES **— 54.36%
Optical @ — 15.77%
956,234	NanoOpto Corporation, Series A-1	10/01-03/02	840,912
3,023,399	NanoOpto Corporation, Series B	09/03-07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
1,234,263	NanoOpto Corporation, Series D	05/06	382,622
5,683,907	OpVista, Inc., Series AA	06/06-01/07	6,742,193
433,399	OpVista, Inc., Series BB Convertible	03/07	514,094

			10,499,365
Semiconductor @ — 0.00%
7,000,000	Chips & Systems, Inc., Series A	03/04	—

			—
Wireless @— 13.81%
4,433,333	Ethertronics, Inc., Series B	06/01-05/04	6,650,000
1,697,957	Ethertronics, Inc., Series C	05/05-07/06	2,546,936

			9,196,936

	TOTAL PREFERRED STOCKS (Cost $52,234,230)		34,574,231

Notes @ —0.52%
Medical Technology — 0.16%
111,056	Tensys Medical, Inc., Bridge Note	07/06-03/07	111,056

Optical — 0.36%
237,321	NanoOpto Corp., Bridge Note	03/07	237,321

Semiconductor— 0.00%
1,441,133	Chips & Systems, Inc., 6% Bridge Note March 2005 #	11/04-02/05	—

	TOTAL NOTES (Cost $1,789,510)		348,377

Warrants #,@ — 0.00%
Optical— 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—

Wireless — 0.00%
281,667	Ethertronics, Inc., Series B (expiration date 09/07)	09/02-08/03	—
214,073	Ethertronics, Inc., Series C (expiration date 01/09)	05/05-07/06	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $68,455,270)		36,203,149

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2007 (Unaudited) (continued)

Principal Amount/ Ownership Percentage		Acquisition Date(s) ##	Value (Note1)
PRIVATE INVESTMENT FUNDS **, # —22.26%
0.37%	Advanced Technology Ventures VII, LP	08/01-04/07	1,705,446
1.56%	Burrill Life Sciences Capital Fund	12/02-03/07	1,444,347
1.33%	CHL Medical Partners II, LP	01/02-03/07	1,236,592
1.04%	CMEA Ventures VI, LP	12/03-04/07	1,687,487
0.36%	Morgenthaler Partners VII, LP	07/01-01/07	1,747,977
0.56%	Prospect Venture Partners II, LP	06/01-04/07	2,084,587
0.98%	Sevin Rosen Fund IX, LP	10/04-04/07	1,298,872
2.36%	Tallwood II, LP	12/02-11/06	1,428,929
1.70%	Valhalla Partners, LP	10/03-04/07	2,192,194

	TOTAL — PRIVATE INVESTMENT FUNDS (Cost $15,283,279)		14,826,431

INVESTMENT COMPANIES —1.48%
984,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $984,128)		984,128

TOTAL INVESTMENTS (Cost $94,884,864) – 93.36%			62,175,895
OTHER ASSETS & LIABILITIES (NET) – 6.64%			4,427,323

NET ASSETS – 100.00%			66,603,218

**	Restricted as to public resale. Total cost of restricted securities at April 30, 2007 aggregated $83,738,549. Total value of restricted securities owned at April 30, 2007 was $51,029,580 or 76.62% of net assets.
#	Non-income producing securities.
@	April 30, 2007 the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined bythe Investment Company Act of 1940, as amended. Total value of affiliated securities owned at April 30, 2007 (including investments incontrolled affiliates) was $33,503,150.
***	At April 30, 2007 the Company owned 25% or more of the company’s outstanding shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total value of controlled affiliated securities owned at April 30, 2007 was $6,835,294.
##	Disclosure is required for restricted securities only.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2006 (Audited)

Principal Amount/Shares/ Ownership Percentage		Acquisition Date(s) ##	Value (Note 1)
MONEY MARKET INSTRUMENTS —17.71%
$1,500,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		1,500,000
6,890,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		6,878,310
2,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		2,000,000
3,000,000	Federal Home Loan Bank Discount Note 5.065%, 11/01/06		3,000,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $13,378,310)		13,378,310

PRIVATE COMPANIES ** — 64.82%
	Common Stocks #, @— 1.50%
	Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Enterprise Software – 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

	Life Sciences – 0.00%
46,860	Genoptix, Inc.	07/03	—

	Optical – 1.50%
1,079,541	OpVista, Inc,.	06/06	1,138,542

	Semiconductor – 0.00%
40,026	Silverback Systems, Inc.	04/06	—

	TOTAL COMMON STOCKS (Cost $19,190,611)		1,138,542

	Preferred Stocks # — 61.39%
	Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

	Enterprise Software @ — 25.82%
19,995,000	***Cydelity, Inc., Series A	01/04	—
19,702,277	***Cydelity, Inc., Series A-1	05/06	3,940,456
25,535,051	***Cydelity, Inc., Series A-2	05/06	2,500,009
7,762,821	***LogicLibrary, Inc., Series A	01/02-09/06	3,549,296
3,080,464	***LogicLibrary, Inc., Series A-1	08/03-05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02-06/05	8,110,096

			19,508,307

	Life Sciences — 7.43%
1,999,999	Archemix Corporation, Series A	08/02-11/03	1,999,999
700,000	Archemix Corporation, Series B	03/04-12/05	700,000
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04-01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

			5,617,636

	Medical Technology @ — 3.21%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

The accompanying notes are an integral part of these Financial Statements

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 (Audited) — (continued)

Shares/Principal Amount/ Ownership Percentage		Acquisition Date(s) ##	Value (Note 1)
	PRIVATE COMPANIES **
	Preferred Stocks #
	Optical @ — 11.40%
956,234	NanoOpto Corporation, Series A-1	10/01-3/02	840,912
3,023,399	NanoOpto Corporation, Series B	09/03-07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
1,234,263	NanoOpto Corporation, Series D	05/06	382,622
5,089,790	OpVista, Inc., Series AA	06/06-08/06	5,367,967

			8,611,045

	Semi-Conductor @ — 2.12%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
772,503	Silverback Systems, Inc., Series A-2	04/06	—
559,993	Silverback Systems, Inc., Series B	04/06	1,600,000

			1,600,000

	Wireless @ — 11.41%
4,433,333	Ethertronics, Inc., Series B	06/01-05/04	6,650,000
1,316,793	Ethertronics, Inc., Series C	05/05-07/06	1,975,190

			8,625,190

	TOTAL PREFERRED STOCKS (COST $62,048,095)		46,387,178

	Notes@ — 1.93%
	Enterprise Software — 1.86%
$1,404,600	***Pilot Software Inc., 9.00% Bridge Note , August 2007 & October 2007	08/06-10/06	1,404,600

	Medical Technology — 0.07%
$52,017	Tensys Medical, Inc., 8.00% Bridge Note, April 2007	07/06	52,017

	Semi-Conductor —0.00%
$1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04-02/05	—

	TOTAL NOTES (COST $2,897,750)		1,456,617

	Warrants #, @ —0.00%
	Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
	Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02-08/03	—
214,073	Ethertronics, Inc. Series C (expiration date 01/09)	05/05-07/06	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $84,136,456)		48,982,337

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 (Audited) — (continued)

Principal Amount/Shares/ Ownership Percentage		Acquisition Date(s) ##	Value (Note 1)
	PRIVATE INVESTMENT FUNDS **, # — 16.52%
0.39%	Advanced Technology Ventures VII, L.P.	08/01-09/06	1,342,895
1.58%	Burrill Life Sciences Capital Fund	12/02-09/06	1,311,766
1.35%	CHL Medical Partners II, L.P.	01/02-10/06	1,024,130
1.04%	CMEA Ventures VI, L.P.	12/03-08/06	1,086,085
0.36%	Morgenthaler Partners VII, L.P.	07/01-10/06	1,620,474
0.58%	Prospect Ventures Partners II, L.P.	06/01-10/06	1,801,556
0.98%	Sevin Rosen Fund IX, L.P.	10/04-09/06	1,151,676
2.36%	Tallwood II, L.P.	12/02-05/06	1,513,112
1.70%	Valhalla Partners, L.P.	10/03-06/06	1,632,346

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $13,780,450)		12,484,040

	INVESTMENT COMPANIES – 1.38%
1,044,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,044,128)		1,044,128

	TOTAL INVESTMENTS (Cost $112,339,344) – 100.43%		75,888,815
	OTHER ASSETS & LIABILITIES (NET) –(0.43%)		(326,723)

	NET ASSETS – 100.00%		$75,562,092

**	Restricted as to public resale. Total cost of restricted securities at October 31, 2006 aggregated $97,916,906. Total value of restricted securities owned at October 31, 2006 was $61,466,377 or 81.35% of net assets.
#	Non-income producing securities.
@	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total value of affiliated securities owned at October 31, 2006 (including investments in controlled affiliates) was $46,282,338. See Note 5.
***	At October 31, 2006, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total value of controlled affiliated securities owned at October 31, 2006 was $20,912,907. See Note 5.
##	Disclosure is required for restricted securities only.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	April 30, 2007 (Unaudited)	October 31, 2006 (Audited)
ASSETS:
Unaffiliated Issuers at value (Cost $29,129,593 and $30,902,887 respectively)	$28,672,745	$29,606,477
Controlled Affiliated Issuers at value (Cost $15,675,759 and $24,912,907 respectively)	6,835,294	20,912,907
Non-Controlled Affiliated Issuers at value (Cost $50,079,512 and $56,523,550 respectively)	26,667,856	25,369,431

Investments, at value (Cost $94,884,864 and $112,339,344 respectively) (Note 1)	62,175,895	75,888,815
Cash and cash equivalents (Note 1)	165,071	2,934
Interest receivable	12,753	24,939
Sale of Investment receivable	4,604,587	—
Other receivables	1,945	1,945
Prepaid Insurance	16,743	1,378

Total Assets	66,976,994	75,920,011

LIABILITIES:
Management fees payable (Note 2)	162,402	190,458
Professional fees payable	76,265	87,000
Administration fees payable (Note 2)	77,639	53,961
Board of Managers’ fees payable (Note 2)	44,000	22,000
Other payables	13,470	4,500

Total Liabilities	373,776	357,919

NET ASSETS	$66,603,218	$75,562,092

NET ASSETS consist of:
Members’ capital	$99,312,187	$112,012,621
Accumulated net unrealized (depreciation) on investments	(32,708,969)	(36,450,529)

Total Net Assets	$66,603,218	$5,562,092

Units of Membership Interest Issued and Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$225.61	$255.96

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Six Months Ended April 30,
	2007	2006
INVESTMENT INCOME:
Interest income from unaffiliated investments	$365,742	$567,290
Interest income from affiliated investments	(12,259)	196,667
Dividend income	26,595	15,316

Total Investment Income	380,078	779,273

EXPENSES:
Management fees (Note 2)	348,046	843,118
Professional fees	191,606	116,390
Administration fees (Note 2)	75,833	65,434
Board of Managers’ fees (Note 2)	44,000	29,754
Insurance Expense	15,554	22,065
Custodian fees	15,000	17,901
Miscellaneous fees	15,000	16,400

Total Expenses	705,039	1,111,062

NET INVESTMENT LOSS	(324,961)	(331,789)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)

Net realized (loss) on investments on unaffiliated investments	(9,461)	(6,550)
Net realized (loss) gain on investments on affiliated investments	(4,100,132)	16,396
Net change in unrealized appreciation (depreciation) on investments	3,741,560	(2,938,770)

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(368,033)	(2,928,924)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(692,994)	$(3,260,713)

The accompany notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended April 30,
	2007	2006
INVESTMENT INCOME:
Interest income from unaffiliated investments	$196,940	$280,907
Interest income from affiliated investments	(45,171)	106,304
Dividend income	13,160	5,693

Total Investment Income	164,929	392,904

EXPENSES:
Management fees (Note 2)	162,403	378,063
Professional fees	79,460	65,978
Administration fees (Note 2)	37,916	32,652
Board of Managers’ fees (Note 2)	22,000	14,630
Insurance Expense	7,648	10,610
Custodian fees	7,500	12,375
Miscellaneous fees	7,500	12,358

Total Expenses	324,427	526,666

NET INVESTMENT LOSS	(159,498)	(133,762)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)

Net realized gain on investments on affiliated investments	3,292,793	683
Net realized (loss) on investments on unaffiliated investments	(686)	(6,550)
Net change in unrealized (depreciation) on investments	(1,915,488)	(2,024,990)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS	1,376,619	(2,030,857)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$1,217,121	$(2,164,619)

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Six Months Ended April 30,
	2007	2006
OPERATIONS:

Net investment loss	$(324,961)	$(331,789)
Net realized (loss)/gain on investments	(4,109,593)	9,846
Net change in unrealized appreciation/(depreciation) on investments	3,741,560	(2,938,770)

Net (decrease) in net assets resulting from operations	(692,994)	(3,260,713)

DISTRIBUTIONS TO SHAREHOLDERS:

Return of Capital	(8,265,880)	—

Total Distributions	(8,265,880)	—

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS:	(8,958,874)	(3,260,713)

NET ASSETS:

Beginning of period	75,562,092	93,348,847

End of period (including accumulated net investment (loss) of ($324,961) and ($331,789), respectively).	$66,603,218	$90,088,134

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(692,994)	$(3,260,713)
Adjustments to reconcile net increase/(decrease) in net assets from operations to net cash provided by/(used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(3,741,560)	2,938,770

Purchase of investments	(4,508,490)	(6,536,725)

Proceeds received from the sale of investments and distributions received from private investment funds	14,577,254	505,822
Sale of short-term investments – Net	3,276,123	5,646,602

Net realized loss/(gain) on investments	4,109,593	(9,846)
Decrease/(increase) in interest receivable	12,186	(113,551)
(Increase)/decrease in sale of investment receivable	(4,604,587)	419,679
(Increase) in prepaid insurance	(15,365)	(17,634)
(Decrease) in management fee payable	(28,056)	(91,232)
(Decrease) in professional fees payable	(10,735)	(43,108)
Increase/(decrease) in administration fees payable	23,678	(8,844)
Increase in Board of Managers’ fees payable	22,000	1,254
Increase in other expenses payable	8,970	1,306

Net cash provided by/(used in) operating activities	8,428,017	(568,220)

CASH FLOWS FROM FINANCING ACTIVITIES

Cash Distributions to Unit holders	(8,265,880)	—

Net (cash used) in financing activities	(8,265,880)	—

Net increase/(decrease) in cash	162,137	(568,220)

Cash and cash equivalents at beginning of period	2,934	574,146

Cash and cash equivalents at end of period	$165,071	$5,926

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Six Months Ended April 30,
	2007	2006
NET ASSET VALUE, BEGINNING OF PERIOD	$255.96	$316.21

INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(1.10)	(1.12)
Net realized and unrealized (loss) on investments	(1.25)	(9.92)

Net (decrease) in net assets resulting from operations	(2.35)	(11.04)

FINANCING ACTIVITIES
Distribution to Members	(28.00)	—

NET DECREASE IN NET ASSETS:	(30.35)	(11.04)

NET ASSET VALUE, END OF PERIOD	$225.61	$305.17

TOTAL NET ASSET VALUE RETURN (3), (4)	(0.92)%	(3.49)%

RATIOS AND SUPPLEMENTAL DATA (5)
Net assets, end of period (000’s)	$66,603	$90,088
Ratios to average net assets: (2)
Net expenses	1.96%	2.42%
Net investment loss	0.90%	0.72%
Portfolio Turnover Rate (3)	7.83%	0.76%

(1)	Selected data for a unit of membership interest outstanding through each period.
(2)	Annualized for periods less than a year.
(3)	Not annualized for periods less than a year.
(4)	Total net asset value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not publicly traded. Therefore, the value total investment return is not presented.
(5)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS (Unaudited)

April 30, 2007

Note 1 — Organization and Significant Accounting Policies

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

The interim financial data as of April 30, 2007 and for the three and six months ended April 30, 2007 and April 30, 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

A. Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with bank and highly liquid investments with original maturities of 90 days or less.

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

B. Investment Valuation (continued)

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

The valuation of the Company’s Private Investment Funds is based upon its pro-rata share of the value of the net assets of the Private Investment Fund at fair value as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or is deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board of Managers, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

At April 30, 2007 and October 31, 2006, market quotations were not readily available for securities valued at $51,029,580 or 76.62% of net assets and $61,466,377 or 81.35% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of April 30, 2007 and October 31, 2006, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at April 30, 2007 was $79,601,585, and those investments had net depreciation on a tax basis at April 30, 2007 of $32,252,121. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2006 was $100,558,894 and those investments had net depreciation on a tax basis at October 31, 2006 of $38,794,561.

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

Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to December 16, 2005 and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, the former Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser (the “Investment Sub-Adviser”) to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of April 30, 2007 and October 31, 2006, $162,402 and $190,458 were incurred and payable to the Investment Adviser and former Investment Adviser, respectively.

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

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of April 30, 2007 and October 31, 2006, there was no Incentive Carried Interest earned by the Investment Adviser.

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

Each member of the Board of Managers receives a $10,000 annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board will receive $2,000 per quarterly meeting attended. In addition, each Board member will receive $500 per quarterly telephonic meeting and $500 for any telephonic special

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

meeting. For each audit committee meeting attended, Board members will receive $1,500, while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of U.S. Trust, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

As of April 30, 2007 and October 31, 2006, Excelsior Venture Investors III, LLC, a non-diversified, closed –end feeder fund to the company, had an investment in the Company of $42,281,909 and $47,969,297, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

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

On November 20, 2006, Schwab announced an agreement to sell U.S. Trust, a wholly-owned subsidiary of Schwab, to Bank of America (the “Sale”). The Sale of U.S. Trust includes all of U.S. Trust’s subsidiaries, including UST Advisers, Inc., the Company’s Investment Adviser. The Sale is subject to Federal Reserve Board and other regulatory approvals.

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

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the six months ended April 30, 2007, and April 30, 2006 were as follows:

Six Month Ended April 30,	Purchases ($)	Proceeds ($)
2007	4,508,490	14,577,254
2006	6,536,725	505,822

Note 4 — Commitments

As of April 30, 2007, the Company had outstanding investment commitments totaling $8,157,826.

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the six months ended April 30, 2007 and the year ended October 31, 2006. Transactions with companies, which are or were affiliates, were as follows:

	Shares/Principal Amount Held at October 31, 2006	October 31, 2006 Value	Purchases / Conversion Acquisition	For the Six Months Ended April 30, 2007 (Unaudited)				April 30, 2007 Value (Note 1)
Name of Investment				Sales Proceeds / Conversion	Interest Received	Realized Gain/(Loss)	Shares/Principal Amount Held at April 30 2007
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$11,450,000	$—	$2,943,761	—	$—
Pilot Software Inc., Bridge Note, 9%	1,404,600	1,404,600	—	1,357,489	—	349,032	—	—
LogicLibrary, Inc., Series A Preferred	7,762,821	3,549,296	277,548	—	—	—	8,369,880	3,826,844
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Series A-1 Preferred	19,702,277	3,940,456	—	—	—	—	19,702,277	—
Cydelity Inc. Series A-2 Preferred	25,535,051	2,500,009	—	—	—	—	25,535,051	1,600,000
Cydelity Inc., Common Stock	1,000,000	—	—	—	—	—	1,000,000	—

Total Controlled Affiliates		$20,912,907	$277,548	$12,807,489	$—	$3,292,793		$6,835,294

Non-Controlled Affiliates

Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	214,073	—	—	—	—	—	214,073	—
Ethertronics, Inc., Series C Preferred	1,316,793	1,975,190	571,746	—	—	—	1,697,957	2,546,936
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	—	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	840,912	—	—	—	—	956,234	840,912
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
NanoOpto Corp., Series D Preferred	1,234,263	382,622	—	—	—	—	1,234,263	382,622
NanoOpto Corp., Bridge Note	—	—	237,321	—	—	—	237,321	237,321
OpVista, Inc., Series AA Preferred	5,089,790	5,367,967	526,227	—	—	—	5,683,907	6,742,193
OpVista, Inc., Common Stock	1,079,541	1,138,542	—	—	—	—	1,079,541	1,280,541
OpVista, Inc., Series BB Convertible Preferred	—	—	491,800	—	—	—	433,399	514,094
Silverback Systems, Inc., Series B	—	1,600,000	—	—	—	—	—	—
Tensys Medical, Inc., Bridge Note	52,017	52,017	59,039	—	—	—	52,017	111,056
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non-Controlled Affiliates		$25,369,431	$1,886,133	$—	$—	$—		$26,667,856

	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value	Purchases / Conversion Acquisitions	For the Year Ended October 31, 2006 (Audited)				October 31, 2006 Value (Note 1)
Name of Investment				Sales / Conversion Proceeds	Interest Received	Realized Gain (Loss)	Shares/Principal Amount Held at October 31, 2006
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	—	—	1,404,600	—	19,484	—	1,404,600	1,404,600
LogicLibrary, Inc., Series A Preferred	6,530,581	2,985,916	563,380	—	—	—	7,762,821	3,549,296
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Series A-1 Preferred	—	—	3,940,456	—	—	—	19,702,277	3,940,456
Cydelity Inc. Series A-2 Preferred	—	—	2,500,009	—	—	—	25,535,051	2,500,009
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	7,500,000	—	—	—	—	—	—	—
Cydelity Inc., Bridge Note, 8%	3,000,000	3,000,000	700,000	(3,700,000)	—	—	—	—

Total Controlled Affiliates		$15,504,462	$9,108,445	$(3,700,000)	$19,484	$—		$20,912,907

Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	$—	$—	$—	—	$—	7,000,000	$—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	163,580	—	—	—	—	—	214,073	—
Ethertronics, Inc., Bridge Note	—	—	500,000	(500,000)	—	—	—	—
Ethertronics, Inc., Series C Preferred	980,172	1,470,258	504,932	—	—	—	1,316,793	1,975,190
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	—	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	(5,000,000)	—	(3,771,140)	—	—
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	(992,000)	—	(748,194)	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	1,116,350	—	—	—	—	956,234	840,912
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
NanoOpto Corp., Series D Preferred	—	—	382,622	—	—	—	1,234,263	382,622
OpVista, Inc., Series AA Preferred	—	—	4,508,179	—	—	—	5,089,790	5,367,967
OpVista, Inc., Series B Preferred	5,333,333	—	—	(4,000,000)	—	—	—	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	(2,500,000)	—	—	—	—
OpVista, Inc., Series D Preferred	10,368,483	1,058,000	1,058,000	(1,058,000)	—	—	—	—
OpVista, Inc., Series E Preferred	15,935,224	1,626,030	1,626,030	(1,626,031)	—	—	—	—
OpVista, Inc., Common Stock	—	—	9,184,031	—	—	—	1,079,541	1,138,542
OpVista, Inc., 8% Bridge Note	—	—	1,727,599	(1,727,599)	—	—	—	—
OpVista, Inc., Warrants	—	—	8,681	(8,681)	—	(8,681)	—	—
Silverback Systems, Inc., Common	—	—	4,759,081	—	—	—	40,026	—
Silverback Systems, Inc., Series B	—	—	1,500,781	—	—	—	559,993	1,600,000
Silverback Systems, Inc., Series A-2 Preferred	—	—	2,070,310	—	—	—	772,503	—
Silverback Systems, Inc., Series C Preferred	34,364,257	3,333,333	—	(3,343,467)	—	—	—	—
Silverback Systems, Inc., 5% Bridge Notes	1,969,206	1,969,206	300,000	(2,269,206)	—	—	—	—
Silverback Systems, Inc., Series C Warrant	4,173,033	196	—	(196)	—	(195)	—	—
Tensys Medical, Inc., Bridge Note	—	—	52,017	—	—	—	52,017	52,017
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non-Controlled Affiliates		$36,993,169	$28,182,263	$(24,440,795)	$0	$(4,528,210)		$25,369,431

Note 6 — Pending Litigation

The former Investment Adviser, certain of its affiliates and others were named in four fund shareholder class action lawsuits and two derivative actions which allege that the former Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

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

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, U. S. Trust believes that the likelihood is remote that the pending litigation will materially affect the Investment Adviser’s ability to provide investment management services to the Fund. Neither the Investment Adviser nor the Company is a party to the lawsuits described above.

Note 7 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 8 — New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation 48 in July 2006, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is in the process of evaluating the effects of the adoption of FIN 48 on the financial statements.

FASB issued Statement No. 157 in September 2006, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is reviewing the statement and its impact on the financial statements.

FASB issued Statement No. 159 in February 2007, the Fair Value Option for Financial Assets and Financial Liabilities, which is effective for Financial Statements issued for fiscal year beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. The Company intends to early adopt SFAS 159 as of January 1, 2007. The Company is reviewing the statement and its impact on the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For the Six months and Three months Ended April 30, 2007 as Compared to the Similar Periods in 2006

Realized and Unrealized Gains and Losses from Portfolio Investments

For the six months ended April 30, 2007 and 2006, respectively the Company had a net realized (loss)/gain on security transactions of ($4,109,593) and $9,846, respectively. For the six months ended April 30, 2007 and 2006, respectively the Company had a net change in unrealized appreciation/(depreciation) on investments of $3,741,560 and ($2,938,770), respectively. The net realized loss for the six months ended April 30, 2007 was principally the result of the Company’s sale of Silverback Systems, Inc, a private company investment which resulted in a realized loss of ($7,580,196). This loss was partially offset by a realized gain of $3,292,793 from the Company’s sale of Pilot Software Inc., another private company investment. The net realized gain for the six months ended April 30, 2006 was principally the result of the Company’s additional distribution received from the Company’s sale of Gyration, a private company investment which was partially offset by realized loss from the sale of stock distributed by the Company’s private investment funds. The net change in unrealized appreciation for the six months ended April 30, 2007 was principally the combination of: i) the sale of Silverback Systems Inc., a private company investment, which resulted in a decrease in unrealized depreciation of $6,730,172 due to the reclassification from an unrealized loss to realized loss; ii) a decrease of $4,840,465 due to the write-down of Cydelity, Inc a private company investment; and iii) an increase of $1,012,291 due to the write-up of OpVista Inc., a private company investment. The net change in unrealized depreciation for the period ended April 30, 2006 was principally the result of a decrease in the valuation of Nano Opto Corporation of ($873,732), and Silverback Systems, Inc of ($2,134,094) both private company investments.

For the three months ended April 30, 2007 and 2006, respectively the Company had a net realized gain/(loss) on security transactions of $3,292,107 and ($5,867), respectively. For the three months ended April 30, 2007 and 2006, respectively the Company had a net change in unrealized (depreciation) on investments of ($1,915,488) and ($2,024,990), respectively. The net realized gain for the three-month period ended April 30, 2007 was principally the result of a distribution of $3,292,793 from the Company’s sale of Pilot Software Inc., another private company investment. The net realized loss for the three months ended April 30, 2006 was principally the result of the sale of stock distributed by the Company’s private investment funds. The net change in unrealized depreciation for the period ended April 30, 2007 was principally the result of a reclassification of $3,736,394 of unrealized appreciation on the Company’s investment in Pilot Software Inc. to realized gains. This change was offset by an increase in unrealized appreciation of $1,012,291 due to the write-up of OpVista Inc., a private company investment. The net change in unrealized depreciation for the three months ended April 30, 2006 was principally the result of a decrease in the valuation of Silverback Systems, Inc. of ($2,134,094), a private company investment.

Investment Income and Expenses

For the six months ended April 30, 2007, the Company had investment income of $380,078 and operating expenses of $705,039, resulting in a net investment loss of ($324,961). In comparison, for the similar period ended April 30, 2006, the Company had investment income of $779,273 and operating expenses of $1,111,062, resulting in a net investment loss of ($331,789). The decrease in net investment income resulted from a decrease in short-term investments purchased and matured during the period. The Company continues its investment program in venture capital companies and private equity funds. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets under management during the period and was slightly offset by increases in other operating expenses.

For the three months ended April 30, 2007, the Company had investment income of $164,929 and net operating expenses of $324,427 resulting in a net investment loss of ($159,498). In comparison, for the similar period ended April 30, 2006, the Company had investment income of $392,904 and net operating expenses of $526,666, resulting in a net investment loss of ($133,762). The decrease in net investment income for the three months ended April 30, 2007 was a result of a decrease in short-term interest income. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period and was slightly offset by increases in other operating expenses.

Investment Income and Expenses (continued)

USTA and the Investment Sub-Adviser, provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser and the Investment Sub-Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company as described in Note 2 to Item 1 above. Such fee is determined and payable quarterly. For the six months ended April 30, 2007 and 2006, the Investment Adviser, the former Investment Adviser and the Investment Sub-Adviser earned $348,046 and $843,118 in management fees, respectively. Management fees, recorded during the six months ended April 30, 2007 decreased over the six months ended April 30, 2006 due to a decrease in net assets. For the three months ended April 30, 2007 and 2006, the Investment Advisers earned $162,402 and $378,063 in management fees, respectively. Management fees recorded during the three months ended April 30, 2007 decreased over the three months ended April 30, 2006 due to a decline in net assets under management.

Net Assets

At April 30, 2007, the Company’s net assets were $66,603,218, or a net asset value per unit of membership interest of $225.61. This represents a decrease of $8,958,874 bringing net assets to $75,562,092, or a net asset value per unit of membership interest of $255.96, at October 31, 2006. The decrease resulted principally from a distribution to shareholders of $28.00 per share, which ultimately reduced net assets by $8,265,880.

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

At April 30, 2007, the Company held $165,071 in cash and cash equivalents and $11,146,315 in short-term investments as compared to $2,934 held in cash and cash equivalents and $14,422,438 in short-term investments at October 31, 2006. The decrease in short-term investments from October 31, 2006 was principally due to follow-on investments in private companies as well as capital calls for private investment funds. The Company, during this period funded additional capital, totaling $2,344,809, per its commitments to the private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through April 30, 2007, has contributed $17,542,174 or 68.3 % of the total capital committed since inception. The Company also participated in follow-on financing rounds, totaling $2,163,682, for several of its private companies.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 76.62% of the Company’s net assets. For the private investments held at April 30, 2007, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $3,741,560 increase in net asset value from October 31, 2006.

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

Application of Critical Accounting Policies (continued)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 76.62% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At April 30, 2007 and October 31, 2006 the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2007 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

A special meeting of members of the Company was held at the offices of the Company, 225 High Ridge Road, Stamford, Connecticut 06905 on March 15, 2007 (the “Meeting”). Of the 295,210 units of interest outstanding as of January 12, 2007, the record date for the Meeting, 236,309 were present or represented by proxy at the Meeting. Members of the Company approved the following matter: election of each of Mr. Hover, Mr. Bernstein, Mr. Murphy and Mr. Imbimbo as Managers of the Company. The results of the voting for this proposal were as follows:

	For	Withheld
Gene M. Bernstein	233,400.121	2,908.879
John C. Hover II	233,400.121	2,908.879
Stephen V. Murphy	233,400.121	2,908.879
Victor F. Imbimbo, Jr.	233,400.121	2,908.879

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Treasurer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On February 2, 2007, the Company filed a Current Report on Form 8-K to report under Item 4.01 certain disclosures.

On February 16, 2007, the Company filed a Current Report on Form 8-K to report under Items 4.01 and 9.01 certain disclosures.

On March 29, 2007, the Company filed a Current Report on Form 8-K to report under Item 5.02 a departure of the chief financial officer.

On April 17, 2007, the Company filed a Current Report on Form 8-K to report under Item 5.02 the appointment of a chief financial officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: June 14, 2007	By:	/s/ David R. Bailin
David R. Bailin
Co-Chief Executive Officer

Date: June 14, 2007	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: June 14, 2007	By:	/s/ Steven L. Suss
Steven L. Suss
Principal Financial Officer