Form 10-Q/A
period 2007-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2007-06-15
CIK 1103076

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

			2,425,000

The accompanying notes are an integral part of these Financial Statements

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 (Audited) — (continued)

Shares/Principal Amount/ Ownership Percentage		Acquisition Date(s) ##	Value (Note 1)
	PRIVATE COMPANIES **
	Preferred Stocks #
	Optical @ — 11.40%
956,234	NanoOpto Corporation, Series A-1	10/01-3/02	840,912
3,023,399	NanoOpto Corporation, Series B	09/03-07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
1,234,263	NanoOpto Corporation, Series D	05/06	382,622
5,089,790	OpVista, Inc., Series AA	06/06-08/06	5,367,967

			8,611,045

	Semi-Conductor @ — 2.12%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
772,503	Silverback Systems, Inc., Series A-2	04/06	—
559,993	Silverback Systems, Inc., Series B	04/06	1,600,000

			1,600,000

	Wireless @ — 11.41%
4,433,333	Ethertronics, Inc., Series B	06/01-05/04	6,650,000
1,316,793	Ethertronics, Inc., Series C	05/05-07/06	1,975,190

			8,625,190

	TOTAL PREFERRED STOCKS (COST $62,048,095)		46,387,178

	Notes@ — 1.93%
	Enterprise Software — 1.86%
$1,404,600	***Pilot Software Inc., 9.00% Bridge Note , August 2007 & October 2007	08/06-10/06	1,404,600

	Medical Technology — 0.07%
$52,017	Tensys Medical, Inc., 8.00% Bridge Note, April 2007	07/06	52,017

	Semi-Conductor —0.00%
$1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04-02/05	—

	TOTAL NOTES (COST $2,897,750)		1,456,617

	Warrants #, @ —0.00%
	Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—
	Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02-08/03	—
214,073	Ethertronics, Inc. Series C (expiration date 01/09)	05/05-07/06	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $84,136,456)		48,982,337

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 (Audited) — (continued)

Principal Amount/Shares/ Ownership Percentage		Acquisition Date(s) ##	Value (Note 1)
	PRIVATE INVESTMENT FUNDS **, # — 16.52%
0.39%	Advanced Technology Ventures VII, L.P.	08/01-09/06	1,342,895
1.58%	Burrill Life Sciences Capital Fund	12/02-09/06	1,311,766
1.35%	CHL Medical Partners II, L.P.	01/02-10/06	1,024,130
1.04%	CMEA Ventures VI, L.P.	12/03-08/06	1,086,085
0.36%	Morgenthaler Partners VII, L.P.	07/01-10/06	1,620,474
0.58%	Prospect Ventures Partners II, L.P.	06/01-10/06	1,801,556
0.98%	Sevin Rosen Fund IX, L.P.	10/04-09/06	1,151,676
2.36%	Tallwood II, L.P.	12/02-05/06	1,513,112
1.70%	Valhalla Partners, L.P.	10/03-06/06	1,632,346

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $13,780,450)		12,484,040

	INVESTMENT COMPANIES – 1.38%
1,044,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,044,128)		1,044,128

	TOTAL INVESTMENTS (Cost $112,339,344) – 100.43%		75,888,815
	OTHER ASSETS & LIABILITIES (NET) –(0.43%)		(326,723)

	NET ASSETS – 100.00%		$75,562,092

**	Restricted as to public resale. Total cost of restricted securities at October 31, 2006 aggregated $97,916,906. Total value of restricted securities owned at October 31, 2006 was $61,466,377 or 81.35% of net assets.
#	Non-income producing securities.
@	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total value of affiliated securities owned at October 31, 2006 (including investments in controlled affiliates) was $46,282,338. See Note 5.
***	At October 31, 2006, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total value of controlled affiliated securities owned at October 31, 2006 was $20,912,907. See Note 5.
##	Disclosure is required for restricted securities only.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	April 30, 2007 (Unaudited)	October 31, 2006 (Audited)
ASSETS:
Unaffiliated Issuers at value (Cost $29,129,593 and $30,902,887 respectively)	$28,672,745	$29,606,477
Controlled Affiliated Issuers at value (Cost $15,675,759 and $24,912,907 respectively)	6,835,294	20,912,907
Non-Controlled Affiliated Issuers at value (Cost $50,079,512 and $56,523,550 respectively)	26,667,856	25,369,431

Investments, at value (Cost $94,884,864 and $112,339,344 respectively) (Note 1)	62,175,895	75,888,815
Cash and cash equivalents (Note 1)	165,071	2,934
Interest receivable	12,753	24,939
Sale of Investment receivable	4,604,587	—
Other receivables	1,945	1,945
Prepaid Insurance	16,743	1,378

Total Assets	66,976,994	75,920,011

LIABILITIES:
Management fees payable (Note 2)	162,402	190,458
Professional fees payable	76,265	87,000
Administration fees payable (Note 2)	77,639	53,961
Board of Managers’ fees payable (Note 2)	44,000	22,000
Other payables	13,470	4,500

Total Liabilities	373,776	357,919

NET ASSETS	$66,603,218	$75,562,092

NET ASSETS consist of:
Members’ capital	$99,312,187	$112,012,621
Accumulated net unrealized (depreciation) on investments	(32,708,969)	(36,450,529)

Total Net Assets	$66,603,218	$75,562,092

Units of Membership Interest Issued and Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$225.61	$255.96

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