Form 10-Q
period 2007-07-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2007-09-14
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2007

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

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2007 (Unaudited)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ****
	MONEY MARKET INSTRUMENTS
9,825,000	Federal Home Loan Bank Discount Note 5.16%, 08/01/07		9,823,611	9,823,611	15.42%

	PUBLIC COMPANIES
	Common Stocks
345	Akamai Tech, Inc. (AKAM)		6,465	11,716	0.02%
5,346	Hansen Medical, Inc. (HNSN)		21,384	108,470	0.17%
3,808	Acme Packet, Inc. (APKT)		5,293	42,078	0.07%

	TOTAL - PUBLIC COMPANIES		33,142	162,264	0.26%

	PRIVATE COMPANIES **
	Common Stocks #, @
	Capital Equipment
157,396	MIDAS Vision Systems, Inc.	03/03	4,000,000	—	0.00%

	Enterprise Software
1,000,000	*** Cydelity, Inc.	08/03	1,000	—	0.00%

	Life Sciences
46,860	Genoptix, Inc.	07/03	1,246,500	10,768	0.02%

	Optical
1,079,541	OpVista, Inc.	06/06	9,184,031	1,280,541	2.01%

	TOTAL COMMON STOCKS		14,431,531	1,291,309	2.03%

	Preferred Stocks #
	Capital Equipment @
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	1,054,960	—	0.00%

	Enterprise Software @
19,995,000	*** Cydelity, Inc. Series A	01/04	3,999,000	—	0.00%
19,702,277	*** Cydelity, Inc. Series A-1	12/04	3,940,456	—	0.00%
25,535,051	*** Cydelity, Inc. Series A-2	05/06	2,500,009	982,000	1.54%
8,443,815	LogicLibrary, Inc., Series A	01/02-05/07	3,860,646	3,860,646	6.06%
3,080,464	LogicLibrary, Inc., Series A-1	08/03-05/04	1,408,450	1,408,450	2.21%

			15,708,561	6,251,096	9.81%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02-11/03	1,999,999	2,999,999	4.71%
700,000	Archemix Corporation, Series B	03/04-12/05	700,000	1,050,001	1.65%
942,481	Genoptix, Inc., Series 1-A @	08/04	1,253,500	1,471,285	2.31%
1,403,696	Genoptix, Inc., Series 1-B @	08/04	1,253,500	1,576,424	2.47%
620,580	Genoptix, Inc., Series 1-C @	08/04-01/05	554,178	696,778	1.09%
728,413	Genoptix, Inc., Series 1-D @	05/05	461,814	631,446	0.99%

			6,222,991	8,425,933	13.22%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	534,354	0.84%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	152,291	0.24%
96,629	Tensys Medical, Inc., Series E	07/06-03/07	115,955	333,166	0.52%

			6,540,955	1,019,811	1.60%

	Optical @
956,234	NanoOpto Corporation, Series A-1	10/01-03/02	2,231,212	—	0.00%
3,023,399	NanoOpto Corporation, Series B	09/03-07/04	1,286,155	—	0.00%
1,682,470	NanoOpto Corporation, Series C	03/05	733,389	—	0.00%
1,234,263	NanoOpto Corporation, Series D	05/06	382,622	—	0.00%
5,683,906	OpVista, Inc., Series AA	06/06-01/07	5,034,406	6,742,193	10.58%
433,399	OpVista, Inc., Series BB	03/07	491,800	514,094	0.81%

			10,159,584	7,256,287	11.39%

	Semi Conductor @
7,000,000	Chips & Systems, Inc., Series A	03/04	3,500,000	—	0.00%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01-05/04	6,650,000	6,650,000	10.44%
1,697,957	Ethertronics, Inc. Series C	05/05-07/06	2,546,936	2,546,936	4.00%

			9,196,936	9,196,936	14.44%

	TOTAL PREFERRED STOCKS		52,383,987	32,150,063	50.46%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2007 (Unaudited)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ****
	PRIVATE COMPANIES **, - (continued)
	Notes @
	Optical
237,321	NanoOpto Corp, Bridge Note		237,320	160,000	0.25%

	Semi-Conductor
1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04-02/05	1,441,133	—	0.00%

	TOTAL NOTES		1,678,453	160,000	0.25%

	Warrants #, @
	Optical
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—	—	0.00%

	Wireless
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02-08/03	—	—	0.00%
214,073	Ethertronics, Inc. Series C (expiration date 01/09)	05/05-07/06	—	—	0.00%

			—	—	0.00%

	TOTAL WARRANTS		—	—	0.00%

	TOTAL - PRIVATE COMPANIES		68,493,971	33,601,372	52.75%

	PRIVATE INVESTMENT FUNDS **, #
	Advanced Technology Ventures VII, L.P.	08/01-05/07	1,704,664	1,801,658	2.83%
	Burrill Life Sciences Capital Fund	12/02-06/07	1,895,106	1,629,459	2.56%
	CHL Medical Partners II, L.P.	01/02-05/07	1,286,856	1,258,316	1.98%
	CMEA Ventures VI, L.P.	12/03-06/07	1,620,000	2,186,514	3.43%
	Morgenthaler Partners VII, L.P.	07/01-07/07	1,689,654	1,576,620	2.47%
	Prosepect Venture Partners II, L.P.	06/01-05/07	1,647,365	2,020,641	3.17%
	Sevin Rosen Fund IX, L.P.	10/04-06/07	1,680,000	1,359,101	2.13%
	Tallwood II, L.P.	12/02-06/07	2,140,443	1,578,720	2.49%
	Valhalla Partners, L.P.	10/03-07/07	2,284,016	1,732,150	2.72%

	TOTAL PRIVATE INVESTMENT FUNDS		15,948,104	15,143,179	23.78%

	INVESTMENT COMPANIES
	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	1.53%

	TOTAL INVESTMENTS		95,282,956	59,714,554	93.74%

	OTHER ASSETS & LIABILITIES (NET)			3,989,414	6.26%

	NET ASSETS			$63,703,968	100.00%

**	Restricted as to public resale. Total cost of restricted securities at July 31, 2007 aggregated $84,442,077. Total fair value of restricted securities owned at July 31, 2007 was $48,744,551 or 76.52% of net assets.

#	Non-income producing securities.

@	At July 31, 2007, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total fair value of affiliated securities owned at July 31, 2007 (including investments in controlled affiliates) was $29,551,372.

***	At July 31, 2007, the Company owned 25% or more of the company’s outstanding shares thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total fair value of controlled affiliated securities owned at July 31, 2007 was $982,000.

##	Disclosure is required for restricted securities only.

****	Based on Fair Value.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2006 (Audited)

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 17.71%
$1,500,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		$1,500,000
6,890,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		6,878,310
2,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		2,000,000
3,000,000	Federal Home Loan Bank Discount Note 5.065%, 11/01/06		3,000,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $ 13,378,310)		13,378,310

	PRIVATE COMPANIES ** — 64.82%
	Common Stocks #, @— 1.50%
	Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Enterprise Software – 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

	Life Sciences – 0.00%
46,860	Genoptix, Inc.	07/03	—

	Optical – 1.50%
1,079,541	OpVista, Inc,.	06/06	1,138,542

	Semiconductor – 0.00%
40,026	Silverback Systems, Inc.	04/06	—

	TOTAL COMMON STOCKS (Cost $ 19,190,611)		1,138,542

	Preferred Stocks # — 61.39%
	Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1
		03/03	—

	Enterprise Software @ — 25.82%
19,995,000	***Cydelity, Inc., Series A	01/04	—
19,702,277	***Cydelity, Inc., Series A-1	05/06	3,940,456
25,535,051	***Cydelity, Inc., Series A-2	05/06	2,500,009
7,762,821	***LogicLibrary, Inc., Series A	01/02,12/04, 02/05,08/05, 03/06,08/06,09/06	3,549,296
3,080,464	***LogicLibrary, Inc., Series A-1	08/03 & 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			19,508,307

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2006 (Audited)(continued)

Shares/Principal Amount		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, — (continued)
	Preferred Stocks # — (continued)
	Life Sciences — 7.43%
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
700,000	Archemix Corporation, Series B	03/04, 09/04, 12/05	700,000
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04,01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

			5,617,636

	Medical Technology @ — 3.21%
4,166,667	Tensys Medical, Inc., Series C	03/02	1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

	Optical @ — 11.40%
956,234	NanoOpto Corporation, Series A-1	10/01&3/02	840,912
		09/03, 11/03,
3,023,399	NanoOpto Corporation, Series B	01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
1,234,263	NanoOpto Corporation, Series D	05/06	382,622
5,089,790	OpVista, Inc., Series AA	06/06, 08/06	5,367,967

			8,611,045

	Semi-Conductor @ — 2.12%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
772,503	Silverback Systems, Inc., Series A-2	04/06	—
559,993	Silverback Systems, Inc., Series B	04/06	1,600,000

			1,600,000

	Wireless @ — 11.41%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
1,316,793	Ethertronics, Inc., Series C	05/05, 10/05, 07/06	1,975,190

			8,625,190

	TOTAL PREFERRED STOCKS (COST $62,048,095)		46,387,178

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 — (Audited)(continued)

Shares/Principal Amount		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, — (continued)
	Notes@ — 1.93%
	Enterprise Software — 1.86%
$1,404,600	***Pilot Software Inc., 9.00% Bridge Note	08/06, 10/06	1,404,600

	Medical Technology — 0.07%
$52,017	Tensys Medical, Inc., 8.00% Bridge Note	07/06	52,017

	Semi-Conductor — 0.00%
$1,441,133	Chips & Systems, Inc., 6.00% Bridge Note, March 2005 #	11/04, 01/05, 02/05	—

	TOTAL NOTES (COST $2,897,750)		1,456,617

	Warrants #, @ — 0.00%
	Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—

	Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
214,073	Ethertronics, Inc. Series C (expiration date 01/09)	05/05, 10/05, 07/06	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $84,136,456)		48,982,337

Percent Owned
	PRIVATE INVESTMENT FUNDS **, # — 16.52%
0.39%	Advanced Technology Ventures VII, L.P.	08/01-09/06	1,342,895
1.58%	Burrill Life Sciences Capital Fund	12/02-09/06	1,311,766
1.35%	CHL Medical Partners II, L.P.	01/02-10/06	1,024,130
1.04%	CMEA Ventures VI, L.P.	12/03-08/06	1,086,085
0.36%	Morgenthaler Partners VII, L.P.	07/01-10/06	1,620,474
0.58%	Prospect Ventures Partners II, L.P.	06/01-10/06	1,801,556
0.98%	Sevin Rosen Fund IX, L.P.	10/04-09/06	1,151,676
2.36%	Tallwood II, L.P.	12/02-05/06	1,513,112
1.70%	Valhalla Partners, L.P.	10/03-06/06	1,632,346

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $13,780,450)		12,484,040

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 — (Audited)(continued)

Shares/Principal Amount		Acquisition Date ##	Value (Note 1)
	INVESTMENT COMPANIES – 1.38%
1,044,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,044,128)		1,044,128

	TOTAL INVESTMENTS (Cost $112,339,344) – 100.43%		75,888,815
	OTHER ASSETS & LIABILITIES (NET) –(0.43%)		(326,723)

	NET ASSETS – 100.00%		$75,562,092

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2006. Total cost of restricted securities at October 31, 2006 aggregated $97,916,906. Total value of restricted securities owned at October 31, 2006 was $61,466,377 or 81.35% of net assets.

#	Non-income producing securities.

@	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended. Total value of affiliated securities owned at October 31, 2006 (including investments in controlled affiliates) was $46,282,338.

***	At October 31, 2006, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940. Total value of controlled affiliated securities owned at October 31, 2006 was $20,912,907.

##	Disclosure is required for restricted securities only.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statement of Assets and Liabilities

	July 31, 2007 (Unaudited)	October 31, 2006 (Audited)
ASSETS:
Unaffiliated Issuers at value (Cost $29,488,984 and $30,902,887 respectively)	$30,163,182	$29,606,477
Controlled Affiliated Issuers at value (Cost $10,440,465 and $24,912,907 respectively)	982,000	20,912,907
Non-Controlled Affiliated Issuers at value (Cost $55,353,507 and $56,523,550 respectively)	28,569,372	25,369,431

Investments, at value (Cost $95,282,956 and $112,339,344 respectively) (Note 1)	59,714,554	75,888,815

Cash and cash equivalents (Note 1)	2,571	2,934
Investment proceeds receivable	1,897,928	—
Restricted cash (Note 1)	2,672,394	—
Interest receivable	4,274	24,939
Prepaid insurance	8,838	1,378
Receivable from affiliates	4,242	—
Other receivables	1,945	1,945

Total Assets	64,306,746	75,920,011

LIABILITIES:
Deferred income (Note 1)	258,809	—
Management fees payable (Note 2)	160,975	190,458
Professional fees payable	128,185	87,000
Administration fees payable (Note 2)	30,944	53,961
Board of Managers’ fees payable (Note 2)	16,000	22,000
Other payables	7,865	4,500

Total Liabilities	602,778	357,919

NET ASSETS	$63,703,968	$75,562,092

NET ASSETS consist of:
Accumulated net realized (loss)	$(19,399,620)	$—
Accumulated net investment (loss)	(7,836,225)	—
Members’ Capital, net of distributions	126,508,215	112,012,621
Accumulated net unrealized (depreciation) on investments	(35,568,402)	(36,450,529)

Total Net Assets	$63,703,968	$75,562,092

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$215.79	$255.96

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statement of Operations (Unaudited)

	Nine Months Ended
	July 31, 2007	July 31, 2006
INVESTMENT INCOME:
Interest income from unaffiliated investments	$(7,538)	$792,312
Interest income from short-term investments	484,578	—
Interest income from affiliated investments	—	198,447
Dividend income from short-term investments	38,997	28,137

Total Investment Income	516,037	1,018,896

EXPENSES:
Management fees (Note 2)	509,020	1,040,862
Professional fees	287,621	196,637
Board of Managers’ fees (Note 2)	66,000	68,500
Administration fees (Note 2)	86,250	103,507
Insurance expense	23,459	33,117
Custodian fees (Note 2)	22,500	25,401
Miscellaneous fees	23,488	22,150

Total Expenses	1,018,338	1,490,174

NET INVESTMENT (LOSS)	(502,301)	(471,278)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized (loss) on affiliated investments	(4,377,728)	(6,548)
Net realized gain/(loss) on unaffiliated investments	405,658	(4,611,520)
Net change in unrealized appreciation/(depreciation) on investments	882,127	(9,806,680)

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(3,089,943)	(14,424,748)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(3,592,244)	$(14,896,026)

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statement of Operations (Unaudited)

	Three Months Ended
	July 31, 2007	July 31, 2006
INVESTMENT INCOME:
Interest income from unaffiliated investments	$(7,538)	$225,022
Interest income from short-term investments	131,096	—
Interest income from affiliated investments	—	1,780
Dividend income from short-term investments	12,402	12,821

Total Investment Income	135,960	239,623

EXPENSES:
Management fees (Note 2)	160,975	197,744
Professional fees	77,682	80,246
Board of Managers’ fees (Note 2)	22,000	38,747
Administration fees (Note 2)	28,750	38,073
Insurance expense	7,906	11,052
Custodian fees	7,500	7,500
Miscellaneous fees	8,488	5,750

Total Expenses	313,301	379,112

NET INVESTMENT (LOSS)	(177,341)	(139,489)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized (loss) on affiliated investments	(258,809)	(4,627,916)
Net realized gain on unaffiliated investments	396,333	2
Net change in unrealized (depreciation) on investments	(2,859,433)	(6,867,910)

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(2,721,909)	(11,495,824)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,899,250)	$(11,635,313)

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statement of Changes in Net Assets (Unaudited)

	Nine Months Ended
	July 31, 2007	July 31, 2006
OPERATIONS:
Net investment (loss)	$(502,301)	$(471,278)
Net realized (loss) on investments	(3,972,070)	(4,618,068)
Net change in unrealized appreciation/(depreciation) on investments	882,127	(9,806,680)

Net (decrease) in net assets resulting from operations	(3,592,244)	(14,896,026)

DISTRIBUTION TO MEMBERS:
Distribution to Members	(8,265,880)	—

Total Distributions	(8,265,880)	—

NET (DECREASE) IN NET ASSETS	(11,858,124)	(14,896,026)

NET ASSETS:
Beginning of period	75,562,092	93,348,847

End of period	63,703,968	$78,452,821

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statement of Cash Flows (Unaudited)

	Nine Months Ended
	July 31, 2007	July 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(3,592,244)	$(14,896,026)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(882,127)	9,806,680
Purchase of investments	(5,507,172)	(13,712,456)
Proceeds received from the sale of investments and distributions received from private investment funds	14,976,791	2,202,944
Proceeds from short-term investments - Net	3,614,699	11,311,332
Net realized loss on investments	3,972,070	4,618,068
(Increase) in investment proceeds receivable	(1,897,928)	—
(Increase) in restricted cash	(2,672,394)	—
Decrease in interest receivable	20,665	167,761
(Increase) in receivable from affiliates	(4,242)	—
Decrease in other receivable	—	213,571
(Increase) in prepaid insurance	(7,460)	(9,914)
Increase in deferred income payable	258,809	—
(Decrease) in management fee payable	(29,483)	(271,551)
Increase in professional fees payable	41,185	—
(Decrease)/increase in Board of Manager’s fees payable	(6,000)	4,000
(Decrease) in administration fees payable	(23,017)	—
Increase/(decrease) in other payable	3,365	(7,333)

Net cash provided by/(used in) operating activities	8,265,517	(572,924)

CASH FLOWS FROM FINANCING ACTIVITIES
Cash distributions to unitholders	(8,265,880)	—

Net cash (used in) financing activities	(8,265,880)	—

Net (decrease) in cash	(363)	(572,924)

Cash and cash equivalents at beginning of period	2,934	574,146

Cash and cash equivalents at end of period	$2,571	$1,222

SUPPLIMENTAL INFORMATION
Non-cash distributions received from private investment funds	$171,233	—

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

Per Unit Operating Performance: (1)

	Nine Months Ended
	July 31, 2007	July 31, 2006
NET ASSET VALUE, BEGINNING OF PERIOD	$255.96	$316.21
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss)	(1.70)	(1.60)
Net realized and unrealized (loss) on investment transactions	(10.47)	(48.86)

Net (decrease) in net assets resulting from operations	(12.17)	(50.46)

DISTRIBUTION TO MEMBERS:
Distribution to Members	(28.00)	—

NET DECREASE IN NET ASSETS:	(40.17)	(50.46)

NET ASSET VALUE, END OF PERIOD	$215.79	$265.75

TOTAL NET ASSET VALUE RETURN (3),(4)	(5.04)%	(15.96)%

RATIOS AND SUPPLEMENTAL DATA (5)
Net Assets, End of Period (000’s)	$63,704	$78,453
Ratios to Average Net Assets: (2)
Expenses	1.92%	2.24%
Net Investment (loss)	(0.95)%	(0.71)%
Portfolio Turnover Rate (3)	9.94%	3.42%

(1)	Selected data for a unit of membership interest outstanding throughout each period.

(2)	Annualized for period less than a year.

(3)	Not annualized for periods less than a year.

(4)	Total net asset value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore, the value of total investment return is not presented.

(5)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS (Unaudited)

July 31, 2007

Note 1 — Organization and Significant Accounting Policies

Excelsior Venture Partners III, LLC (the “Company”) is a non-diversified, closed-end management investment company which has elected to be treated as a business development company or “BDC” under the Investment Company Act of 1940, as amended (the “1940 Act”). The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing which occurred on May 11, 2001, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

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

The interim financial data as of July 31, 2007 and for the three and nine months ended July 31, 2007 and July 31, 2006 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

A. Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with banks. All highly liquid investments are listed separately on the Portfolio of Investments.

B. Restricted Cash:

Restricted cash, if any, consisted of proceeds from the sales of investments held by counterparties as collateral for certain contingent claims for a specified period of time.

Note 1 — Organization and Significant Accounting Policies (continued)

C. Investment Valuation:

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

At July 31, 2007 and October 31, 2006, market quotations were not readily available for securities valued at $48,744,551 or 76.52% of net assets and $61,466,377 or 81.35% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

D. Security transactions and investment income:

Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts on fixed income investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

Note 1 — Organization and Significant Accounting Policies (continued)

E. Income taxes:

Under current law and based on certain assumptions and representations, the Company intends to be treated as a partnership for federal, state and local income tax purposes. By reason of this treatment, the Company will itself not be subject to income tax. Rather, each member, in computing income tax, will include his, her or its allocable share of Company items of income, gain, loss, deduction and expense. The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of July 31, 2007 and October 31, 2006, the Company had not received information to determine the tax cost of the Private Investment Funds as of those dates. The cost basis for federal tax purposes of the Company’s other investments at July 31, 2007 was $79,329,952, and those investments had net depreciation on a tax basis at July 31, 2007 of $34,758,577. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2006 was $100,558,894 and those investments had net depreciation on a tax basis at October 31, 2006 of $38,794,561.

F. Deferred income:

Deferred income represents gains on investments that are deferred until a subsequent period due to contingencies relating to the sale of an investment. As of July 31, 2007, there was approximately a gross $4.31 million of proceeds held in an escrow account relating to the Pilot Software transaction. These proceeds are subject to certain transfer restrictions and could be used to indemnify the buyer for contingent losses relating to the acquisition of Pilot Software. During the three months ended July 31, 2007, a potential claim of $0.30 million against the escrow account was filed with the escrow agent. Therefore, the Company has deferred income of $0.26 million, which is the Company’s share of the claim. This claim relates to a legal matter involving Pilot Software and the buyer. As such, it is subject to certain risks and is merely an estimate of the potential claim against the escrow account. The end result of the legal matter may result in a claim against the escrow account greater than the current accrual, not to exceed $4.31 million, or it may result in a claim amount smaller than $0.30 million estimated as of July 31, 2007.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA”) which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser (the “Investment Adviser”). Since July 1, 2007, the Investment Adviser is an indirect wholly-owned subsidiary, and controlled by, Bank of America Corporation (“Bank of America”), a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, North Carolina 28255. Prior to July 1, 2007, the Investment Adviser was an indirect subsidiary of U.S. Trust Corporation (“U.S. Trust”), a registered financial holding company, which, in turn, was a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”).

Prior to December 16, 2005, U.S. Trust Company, N.A. (“UST-NA”), on behalf of its Asset Management Division served as the investment adviser to the Company (the “former Investment Adviser”) pursuant to an Investment Advisory Agreement (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of the former Investment Adviser.

Under the Agreement for the services provided, the Investment Adviser was entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to December 16, 2005 and pursuant to a sub-advisory agreement (the “Sub-Advisory Agreement”) among the Company, the former Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser (the “Investment Sub-Adviser”) to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of July 31, 2007 and October 31, 2006, $160,975 and $190,458 were incurred and payable to the Investment Adviser and former Investment Adviser, respectively.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

Prior to March 31, 2006, USTA was a wholly owned subsidiary of UST-NA and UST-NA and U.S. Trust NY were wholly-owned subsidiaries of U.S. Trust. Effective March 31, 2006, U.S. Trust NY converted into a national bank named United States Trust Company, National Association (USTC-NA) and UST-NA merged into USTC-NA. USTC-NA was the surviving entity and remained a wholly-owned subsidiary of U.S. Trust.

On July 1, 2007, U.S. Trust and its subsidiaries, including USTA, was acquired by Bank of America (the “Sale”). USTA continued to serve as the Investment Adviser to the Company after the Sale pursuant to a new investment advisory agreement with the Company (the “New Advisory Agreement”) that was approved at a special meeting of members of the Company held on March 15, 2007. The New Advisory Agreement is identical in all material respects except for the term and the date of effectiveness to the Agreement. U.S. Trust N.Y. ceased to serve as the Investment Sub-Adviser to the Company after the Sale.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of July 31, 2007 and October 31, 2006, there was no Incentive Carried Interest earned by the Investment Adviser.

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

Each member of the Board of Managers receives a $10,000 annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board will receive $2,000 per quarterly meeting attended. In addition, each Board member will receive $500 per quarterly telephonic meeting and $500 for any telephonic special meeting. For each audit committee meeting attended, Board members will receive $1,500, while the Chairman of the Audit Committee will receive an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of Bank of America, or its subsidiaries, who serves as an officer, manager or employee of the Company receives any compensation from the Company.

As of July 31, 2007 and October 31, 2006, Excelsior Venture Investors III, LLC, a non-diversified, closed –end feeder fund to the company, had an investment in the Company of $40,439,279 and $47,969,297, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

On December 16, 2004, Schwab entered into an agreement with the Company and other funds managed by the former Investment Adviser whereby Schwab has funded a reserve account to be held by the Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of Ernst & Young LLP (“E&Y”), the Company’s independent public accountants prior to October 28, 2004, as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Investment Adviser or their respective shareholders. Schwab is an affiliate of the Company’s Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and sales of securities for the nine months ended July 31, 2007, and July 31, 2006 were as follows:

Nine Month Ended July 31,	Purchases ($)	Proceeds ($)
2007	5,507,172	14,976,791
2006	13,712,456	2,202,944

Note 4 — Commitments

As of July 31, 2007, the Company had outstanding investment commitments totaling $7,006,904.

[This is intentionally blank]

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the nine months ended July 31, 2007 and the year ended October 31, 2006. Transactions with companies, which are or were affiliates, were as follows:

				For the Nine Months Ended July 31, 2007 (Unaudited)
Name of Investment	Shares/Principal Amount Held at October 31, 2006	October 31, 2006 Value	Purchases/Con version Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/Principal Amount Held at July 31, 2007	July 31, 2007 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$11,450,000	$—	$2,684,952	$—	$—
Pilot Software Inc., Bridge Note, 9%	1,404,600	1,404,600	—	1,357,489	—	349,032	—	—
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Series A-1 Preferred	19,702,277	3,940,456	—	—	—	—	19,702,277	—
Cydelity Inc. Series A-2 Preferred	25,535,051	2,500,009	—	—	—	—	25,535,051	982,000
Cydelity Inc., Common Stock	1,000,000	—	—	—	—	—	1,000,000	—

Total Controlled Affiliates		$15,955,161	$—	$12,807,489	$—	$3,033,984		$982,000
Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	214,073	—	—	—	—	—	214,073	—
Ethertronics, Inc., Series C Preferred	1,316,793	1,975,190	571,746	—	—	—	1,697,957	2,546,936
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	1,471,285
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	1,576,424
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	10,768
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	—	—	—	—	620,580	696,778
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	631,446
LightConnect, Inc., Series C Preferred	—	—	—	—	—	168,484	—	—
LogicLibrary, Inc., Series A Preferred	7,762,821	3,549,296	311,351	—	—	—	8,443,815	3,860,646
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	—	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	—	—
NanoOpto Corp., Series A-1 Preferred	956,234	840,912	—	—	—	—	—	—
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	—	—
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	—	—
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	—	—
NanoOpto Corp., Series D Preferred	1,234,263	382,622	—	—	—	—	—	—
NanoOpto Corp., Bridge Note	—	—	237,321	—	—	—	—	160,000
OpVista, Inc., Series AA Preferred	5,089,790	5,367,967	526,227	—	—	—	—	6,742,193
OpVista, Inc., Common Stock	1,079,541	1,138,542	—	—	—	—	—	1,280,541
OpVista, Inc., Series BB Convertible Preferred	—	—	491,800	—	—	—	—	514,094
Silverback Systems, Inc., Common	40,026	—	—	—	—	(4,759,081)	—	—
Silverback Systems, Inc., Series B	559,993	1,600,000	—	749,976	—	(750,805)	—	—
Silverback Systems, Inc., Series A-2 Preferred	772,503	—	—	—	—	(2,070,310)	—	—
Tensys Medical, Inc., Series E Preferred	—	—	—	111,056	—	—	96,629	333,166
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	534,354
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	152,291
Tensys Medical, Inc., Bridge Note	52,017	52,017	59,039	(111,056)	—	—	—	—

Total Non -Controlled Affiliates		$30,327,177	$2,197,484	$749,976	$—	$(7,411,712)		$28,569,372

				For the Year Ended October 31, 2006
Name of Investment	Shares/Principal Amount Held at October 31, 2005	October 31, 2005 Value	Purchases/Con version Acquisitions	Sale/Conversion Proceeds	Interest Received	Realized Gain/ (Loss)	Shares/Principal Amount Held at October 31, 2006	October 31, 2006 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	—	—	1,404,600	—	—	—	1,404,600	1,404,600
LogicLibrary, Inc., Series A Preferred	6,530,581	2,985,916	563,380	—	—	—	7,762,821	3,549,296
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Series A-1 Preferred	—	—	3,940,456	—	—	—	19,702,277	3,940,456
Cydelity Inc. Series A-2 Preferred	—	—	2,500,009	—	—	—	25,535,051	2,500,009
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	7,500,000	—	—	—	—	—	—	—
Cydelity Inc., Bridge Note, 8%	3,000,000	3,000,000	700,000	(3,700,000)	—	—	—	—

Total Controlled Affiliates		$15,504,462	$9,108,445	$(3,700,000)	$—	$—		$20,912,907
Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	163,580	—	—	—	—	—	214,073	—
Ethertronics, Inc., Bridge Note	—	—	500,000	(500,000)	—	—	—	—
Ethertronics, Inc., Series C Preferred	980,172	1,470,258	504,932	—	—	—	1,316,793	1,975,190
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	—	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	(5,000,000)	—	(3,771,140)	—	—
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	(992,000)	—	(748,194)	—	—
MIDAS Vision Systems, Inc., Series A- 1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	1,116,350	—	—	—	—	956,234	840,912
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
NanoOpto Corp., Series D Preferred	—	—	382,622	—	—	—	1,234,263	382,622
OpVista, Inc., Series AA Preferred	—	—	4,508,179	—	—	—	5,089,790	5,367,967
OpVista, Inc., Series B Preferred	5,333,333	—	—	(4,000,000)	—	—	—	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	(2,500,000)	—	—	—	—
OpVista, Inc., Series D Preferred	10,368,483	1,058,000	1,058,000	(1,058,000)	—	—	—	—
OpVista, Inc., Series E Preferred	15,935,224	1,626,030	1,626,030	(1,626,031)	—	—	—	—
OpVista, Inc., Common Stock	—	—	9,184,031	—	—	—	1,079,541	1,138,542
OpVista, Inc. 8% Bridge Note	—	—	1,727,599	(1,727,599)	—	—	—	—
OpVista, Inc., Warrants	—	—	8,681	(8,681)	—	(8,681)	—	—
Silverback Systems, Inc., Common	—	—	4,759,081	—	—	—	40,026	—
Silverback Systems, Inc., Series B	—	—	1,500,781	—	—	—	559,993	1,600,000
Silverback Systems, Inc., Series A-2 Preferred	—	—	2,070,310	—	—	—	772,503	—
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	1,415,615	—	(1,415,615)	—	—	—	—
Silverback Systems, Inc., Series C Preferred	34,364,257	3,333,333	—	(3,343,467)	—	—	—	—
Silverback Systems, Inc., 5% Bridge Notes	1,969,206	1,969,206	300,000	(2,269,206)	—	—	—	—
Silverback Systems, Inc., Series C Warrant	4,173,033	196	—	(196)	—	(195)	—	—
Tensys Medical, Inc., Bridge Note	—	—	52,017	—	—	—	52,017	52,017
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non -Controlled Affiliates		$36,993,169	$28,182,263	$(24,440,795)	$—	$(4,528,210)		$25,369,431

Note 6 — Pending Litigation

The former Investment Adviser, certain of its affiliates, including U.S. Trust, and others were named in four shareholder class action lawsuits and two derivative actions which allege that the former Managing Investment Adviser, certain of its affiliates and others allowed certain parties to engage in illegal and improper mutual fund trading practices, which allegedly caused financial injury to the shareholders of certain mutual funds managed by the former Investment Adviser. Each seeks unspecified monetary damages and related equitable relief.

The class and derivative actions described above were transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the class action and derivative lawsuits. Several affiliates of the former Investment Adviser and individual defendants have also been dismissed. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 36(b) and 48(a) of the 1940 Act, however, have not been dismissed.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, the Investment Adviser believes that the likelihood is remote that the pending litigation will materially affect the Investment Adviser’s ability to provide investment management services to the Company. Neither the Investment Adviser nor the Company is a party to the lawsuits described above.

Note 7 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 8 — New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) issued Interpretation 48 in July 2006, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109 (FIN 48). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined, that FIN48 will not impact the financial statements since the Company is in a partnership for federal, state, and local tax purposes.

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

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the Nine months and Three months Ended July 31, 2007 as Compared to the Similar Periods in 2006

Realized and Unrealized Gains and Losses from Portfolio Investments

For the nine months ended July 31, 2007 and 2006, respectively the Company had a net realized (loss) on security transactions of ($3,972,070) and ($4,618,068), respectively. The net realized loss for the nine months ended July 31, 2007 was principally the result of the Company’s sale of Silverback Systems, Inc, a private company investment which resulted in a realized loss of ($7,580,196). This loss was partially offset by a realized gain of $3,033,984 from the Company’s sale of Pilot Software Inc., another private company investment, net realizations from other private company investments of $187,271, and net gain distributions from the private investment funds of $386,871. The net realized (loss) for the nine months ended July 31, 2006 was principally the result of the Company’s sale of LightConnect Inc, a private company investment which resulted in a (loss) of ($4,619,235). For the nine months ended July 31, 2007 and 2006, respectively the Company had a net change in unrealized appreciation/(depreciation) on investments of $882,127 and ($9,806,680), respectively. The net change in unrealized appreciation for the nine months ended July 31, 2007 was principally the combination of: i) the sale of Silverback Systems Inc., which resulted in a decrease in unrealized depreciation of $6,730,172 due to the reclassification from an unrealized loss to realized loss; ii) a decrease of ($4,840,466) due to the write-down of Cydelity, Inc.; iii) an increase of $1,012,291 due to the write-up of OpVista, Inc.; iv) a decrease of ($3,320,399) due to a write-down of NanoOpto Corporation; v) an increase of $1,350,001 due to a write-up of Archemix Corporation; vi) a decrease of ($1,521,144) due to a write-down on Tensys Medical, Inc.; and vii) an increase of $1,469,065 due to a write-up of Genoptix, Inc. The remaining change was a result of changes in the private investment funds and public stocks. The net change in unrealized depreciation for the period ended July 31, 2006 was principally the result of a decrease in the valuation of Nano Opto Corporation of ($873,732), Silverback Systems, Inc of ($2,134,094) and OpVista Inc of ($ 6,727,848) all private company investments.

For the three months ended July 31, 2007 and 2006, respectively the Company had a net realized gain/(loss) on security transactions of $137,524 and ($4,627,914), respectively. The net realized gain for the three-months ended July 31, 2007 was principally the result of a net gain distribution of $396,333 from the private investment funds, that was offset by a contingent loss accrual relating to the Pilot Software sale of ($258,809). The net realized loss for the three months ended July 31, 2006 was principally the result of the Company’s sale of LightConnect Inc, a private company investment which resulted in a loss of ($4,619,235). For the three months ended July 31, 2007 and 2006, respectively the Company had a net change in unrealized (depreciation) on investments of ($2,859,433) and ($6,867,910), respectively. The net change in unrealized depreciation for the period ended July 31, 2007 was principally the result of the combination of: i) an increase of $1,350,001 and $1,469,065 due to write-ups on Archemix Corporation and Genoptix, Inc., respectively and ii) a decrease of ($3,320,399), ($1,521,144), and ($618,000) due to write-downs of NanoOpto Corporation, Tensys Medical, Inc., and Cydelity, Inc., respectively. The remaining change was a result of changes in the private investment funds and public stocks. The net change in unrealized depreciation for the three months ended July 31, 2006 was principally the result of a decrease in the valuation of OpVista, Inc. of ($6,727,848), a private company investment.

Investment Income and Expenses

For the nine months ended July 31, 2007, the Company had investment income of $516,037 and operating expenses of $1,018,338, resulting in a net investment loss of ($502,301). In comparison, for the similar period ended July 31, 2006, the Company had investment income of $1,018,896 and operating expenses of $1,490,174, resulting in a net investment loss of ($471,278). The decrease in net investment income resulted from a decrease in short-term investments purchased and matured during the period in addition to having less debt securities within the portfolio. The Company continues its investment program in venture capital companies and private equity funds. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets under management during the period and a decrease in the management fee rate from 2% to 1%. This decrease in management fees was slightly offset by increases in other operating expenses.

For the three months ended July 31, 2007, the Company had investment income of $135,960 and net operating expenses of $313,301 resulting in a net investment loss of ($177,341). In comparison, for the similar period ended July 31, 2006, the Company had investment income of $239,623 and net operating expenses of $379,112, resulting in a net investment loss of ($139,489). The decrease in net investment income for the three months ended July 31, 2007 was a result of a decrease in short-term interest income. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period and was slightly offset by increases in other operating expenses.

Investment Income and Expenses (continued)

USTA provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser and, prior to the sale by the Investment Sub-Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company invested or committed to be invested in certain types of investments and an incentive fee based in part on a percentage of realized capital gains of the Company as described in Note 2 to Item 1 above. Such fee is determined and payable quarterly. For the nine months ended July 31, 2007 and 2006, the Investment Adviser, the former Investment Adviser and the Investment Sub-Adviser (collectively, the “Advisors”) earned $509,020 and $1,040,862 in management fees, respectively. Management fees, recorded during the nine months ended July 31, 2007 decreased over the nine months ended July 31, 2006 due to a decrease in net assets. For the three months ended July 31, 2007 and 2006, the Advisers earned $160,975 and $197,744 in management fees, respectively. Management fees recorded during the three months ended July 31, 2007 decreased over the three months ended July 31, 2006 due to a decline in net assets under management.

Net Assets

At July 31, 2007, the Company’s net assets were $63,703,968, or a net asset value per unit of membership interest of $215.79. This represents a decrease of $11,858,124 from the beginning net assets of $75,562,092, or a net asset value per unit of membership interest of $255.96, at October 31, 2006. The decrease resulted principally from a distribution to shareholders of $28.00 per share, which ultimately reduced net assets by $8,265,880 and unrealized losses on Direct Private Investments.

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

At July 31, 2007, the Company held $2,571 in cash and cash equivalents and $10,807,739 in short-term investments as compared to $2,934 held in cash and cash equivalents and $14,422,438 in short-term investments at October 31, 2006. The decrease in short-term investments from October 31, 2006 was principally due to follow-on investments in private companies as well as capital calls for private investment funds. The Company, during this period funded additional capital, totaling $3,371,731, per its commitments to the private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through July 31, 2007, has contributed $18,693,096 or 72.70% of the total capital committed since inception. The Company also participated in follow-on financing rounds, totaling $2,130,539, for several of its private companies.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Company’s Valuation and Audit Committees, consisting of the independent Managers of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 76.52% of the Company’s net assets. For the private investments held at July 31, 2007, changes to these estimates, i.e. changes in the valuations of these private investments, resulted in a $3,741,560 increase in net asset value from October 31, 2006.

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

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds, currently representing 76.52% of net assets, which are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At July 31, 2007 and October 31, 2006 the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in has, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2007 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

On July 2, 2007, the Company filed a Current Report on Form 8-K to report under Item 8.01 certain disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: September 14, 2007	By:	/s/ David R. Bailin
David R. Bailin
Co-Chief Executive Officer

Date: September 14, 2007	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: September 14, 2007	By:	/s/ Steven L. Suss
Steven L. Suss
Principal Financial Officer