Form 10-K
period 2007-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2008-01-25
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

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

Overview

Excelsior Venture Partners III, LLC (the “Company”) is a Delaware limited liability company organized on February 18, 2000. The Company is a non-diversified, closed-end management investment company operating as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and, in connection with its initial offering of units, registered said offering of units under the Securities Act of 1933, as amended (the “Securities Act”). BDCs are a special type of investment company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company’s investment objective is to achieve long-term capital appreciation by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Advisers (defined herein) believe offer significant long-term capital appreciation.

UST Advisers Inc. serves as investment adviser (the “Investment Adviser”) to the Company pursuant to an investment advisory agreement. Until July 1, 2007, United States Trust Company, National Association acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division, has served as investment sub-adviser to the Company (the “Investment Sub-Adviser,” and together with the Investment Adviser, the “Investment Advisers”), pursuant to an investment sub-advisory agreement. The Investment Adviser is an indirect wholly-owned subsidiary of Bank of America Corporation (“Bank of America”), a bank holding and financial holding company. Prior to July 1, 2007, the Investment Adviser was an indirect subsidiary of U.S. Trust Corporation, a registered financial holding company, which, in turn, was a wholly owned subsidiary of The Charles Schwab Corporation. All officers of the Company are employees and/or officers of the Investment Adviser. The Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

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

The following is a summary of the Company’s investment portfolio.

*	This amount represents money market instruments and other cash equivalents held to fund follow-on investments in private companies, to meet contractual commitments to private investment funds and operation expense requirements of the Company.

Investments Held — Private

Archemix Corporation (“Archemix”)

Description: Archemix is a biopharmaceutical company leading the development of aptamers as a new class of directed therapeutics for the prevention and treatment of chronic and acute disease. Aptamers can be used in a wide range of disease areas, including many of those currently addressed by protein-based therapeutics, and can be produced quickly and economically. With a portfolio of over 300 patents and patent applications, Archemix holds the key to the development of aptamer technology and its implications for the pharmaceutical industry. Archemix is focused on using its expertise to aggressively pursue drug discovery and development in a variety of areas. As of October 31, 2007, the Company has invested $2.7 million in Archemix.

2007 Activity and Outlook: Archemix continues to progress in terms of research. Archemix filed an S-1 initial registration statement and as a result no further comments will be made due to quiet period restrictions.

Cydelity (“Cydelity”, formerly Datanautics, Inc.)

Description: Cydelity is a provider of Internet Security and Online Fraud Management solutions to combat security infringements. As of October 31, 2007, the Company has invested $10.4 million in Cydelity.

2007 Activity and Outlook: Since the Company was unable to support Cydelity on its own and Cydelity was not able to secure additional financings, the Cydelity board pursued an M&A transaction to sell Cydelity in early 2007. As a result, the Company was able to generate $1.0 million for its investment in Cydelity from the M&A deal, thereby generating a realized loss of $9.4 million.

Ethertronics, Inc. (“Ethertronics”)

Description: Ethertronics designs and manufactures the industry’s only Isolated Magnetic DipoleTM (“IMD”) internal antennas for wireless devices. Used in cellular and wireless LAN applications—phones, notebooks, LAN cards, PDAs, Bluetooth devices and GPS receivers—IMD antennas provide longer-range, increased signal strength and improved voice/data quality inside buildings, particularly in noisy environments and in fringe network coverage areas. As of October 31, 2007, the Company has invested $9.2 million in Ethertronics.

2007 Activity and Outlook: In 2007, Ethertronics met all the sales, operations and cash flow goals set by the investors and board. Ethertronics has become a key supplier to top tier vendors like Amoi, Casio, Compal, HP, Lenovo, Mobicom, Samsung, Symbol/Motorola and Techfaith. Ethertronics has an aggressive growth plan for next year including significant revenue and profit growth plans.

Genoptix, Inc. (“Genoptix”)

Description: Genoptix provides Personalized Medicine Services to hematologists and oncologists and their patients through its CLIA- and CAP-certified testing laboratory to aid in the treatment of blood and bone-marrow malignancies. Genoptix’s Personalized Medicine Services combines proprietary and exclusive tests with advanced clinical techniques to provide comprehensive evaluation to individual patients. Genoptix tests monitor an individual patient’s response to chemotherapeutic agents in leukemia and other blood-related cancers. These services help physicians deliver personalized patient management which results in accurate diagnoses, more effective treatment, reduced adverse effects, enhanced monitoring and improved outcomes As of October 31, 2007, the Company has invested $4.8 million in Genoptix and has generated proceeds thus far of $1.1 million.

2007 Activity and Outlook: Genoptix has continued to grow rapidly in 2007 and achieved profitability throughout the year. Genoptix continues to investigate additional offerings that would complement its existing suite of hematology/oncology related testing services. In October of 2007, Genoptix completed an initial public offering of common stock; its’ common stock is now traded on Nasdaq under the symbol GXDX.

LogicLibrary, Inc. (“LogicLibrary”)

Description: LogicLibrary is the leading provider of a software system that enables the management and reuse of software development assets for large enterprises and IT environments. Logic Library’s patent-pending technology provides a comprehensive and collaborative approach for creating, migrating and integrating enterprise applications for use in service-oriented architecture, web services and other software development initiatives. As of October 31, 2007, the Company has invested $5.4 million in LogicLibrary.

2007 Activity and Outlook: LogicLibrary continues to make progress in providing service-oriented architecture (“SOA”) solutions to Fortune 1000 companies. As is the case with several others of our portfolio companies, LogicLibrary and its board of directors are exploring certain potential M&A opportunities given what we perceive as the desire on the part of certain larger software vendors to build up their positions in the service-oriented architecture software development where LogicLibrary is positioned. The Company anticipates a potential transaction in mid-2008.

NanoOpto Corporation (“NanoOpto”)

Description: NanoOpto is applying proprietary nano-fabrication technology to the rapid design and high volume manufacturing of nano-optic devices for optical components and systems for consumer electronics, commercial, and communications platforms. As of October 31, 2007, the Company has invested $4.8 million in NanoOpto.

2007 Activity and Outlook: Since the Company and other co-investors were unable to support NanoOpto for the 2008 financing plans, NanoOpto’s board pursued a M&A transaction to sell the company and completed the transaction in mid-2007. As a result, the Company expects to collect $0.1 million from NanoOpto as a debtor of the Company and the equity invested was written off, thereby generating a realized loss of $4.6 million.

OpVista, Inc. (“OpVista”)

Description: OpVista provides advanced optical network solutions for advanced video and IP services. OpVista’s reconfigurable optical transport systems are uniquely suited to deliver triple play convergence, especially advanced video and IP services, for cable and communications service providers. As of October 31, 2007, the Company has invested $15.4 million in OpVista.

2007 Activity and Outlook: In 2007, OpVista has become one of the leading suppliers of advance video solutions to the cable markets and is a preferred vendor for Cox, Time Warner Cable, TW Telco, Liberty Media, Service Electric and others. However, due to some execution failures, market dynamics and competitive pressures in mid-2007, OpVista has undergone significant management and strategy changes. Currently, OpVista is in the middle of raising a large financing to fund the 2008 restructured operating plan.

Pilot Software, Inc. (“Pilot”)

Description: Pilot provides operational performance management solutions—a combination of domain expertise, a proven approach and award-winning software—that enable organizations to rapidly achieve objectives by aligning execution with strategy. Sample customers who are using Pilot’s solutions include: Kaplan University, Pinellas county, Santa Barbara county, GSA, American Heart Association, HealthNet, KLA-Tencor, Coors/Molson, K-Mart/Sears Holdings and Yahoo. As of October 31, 2007, the Company has sold its $9.5 million investment in Pilot, generating $12.8 million in proceeds or a 1.3x multiple.

2007 Activity and Outlook: The Company initiated an M&A opportunity with SAP America, Inc. and as a result sold Pilot in early 2007 for $12.8 million of which the Company has collected $10.4 million. The remaining proceeds are held in escrow and will be released in mid-2008.

Silverback Systems, Inc. (“Silverback”)

Description: Silverback designs, manufactures and markets components which enable IP storage solutions and true network convergence for SAN, NAS and LAN. Silverback accelerates the design and performance of storage networking equipment through a comprehensive package of silicon, firmware and drivers. Also, because Silverback offers a complete development program, it accelerates the adoption of IP storage by helping equipment vendors provide a cost effective deployment solution for small, medium and eventually large enterprises. As of October 31, 2007, the Company has invested $8.3 million in Silverback and sold Silverback in early 2007 generating $0.7 million in proceeds. As a result, the Company realized a loss of $7.6 million.

2007 Activity and Outlook: Silverback was sold during the first quarter of 2007. The Company received $0.7 million in consideration and has collected $0.4 million during 2007. The remaining proceeds will be collected in mid-2008 assuming no breach of customary warranties.

Tensys Medical, Inc. (“Tensys”)

Description: Tensys designs, develops, manufactures and markets a continuous, non-invasive arterial blood pressure management system. This method is more effective than intermittent cuff-based systems and far less invasive than arterial cannulation. As of October 31, 2007, the Company has invested $6.5 million in Tensys.

2007 Activity and Outlook: Tensys continues to invest in research and development to refine its non-invasive blood-pressure-monitoring products to improve market acceptance. Feedback from customers and increased usability of Tensys’ new products indicate that earlier usability issues, which were a key stumbling block, have been addressed successfully. As is the case with several others of the Company’s portfolio companies, Tensys and its board of directors are exploring certain potential M&A opportunities given what the Company perceives as the attractiveness of Tensys’ working blood-pressure monitoring device and its associated intellectual property to certain larger medical device vendors.

Exits

The Company liquidated its interest in ten of its portfolio companies since inception. As a result of these exits, the Company realized proceeds of $40.4 million. Total cost for these ten companies was $59.8 million.

The Company made a $10.4 million investment in Cydelity, of which the initial investment was made in March 2004. Due to lack of support from external and current investors, Cydelity will attempt to wind up its affairs by year-end in 2008. The Company expects to collect $1.0 million from the asset sale that occurred in August of 2007 as Cydelity winds down its operations.

The Company made a $9.5 million investment in Pilot and was able to successfully exit the investment through a M&A transaction with SAP America, Inc. for $12.8 million.

The Company made a $8.3 million investment in Silverback. Silverback was sold during the first quarter of 2007. The Company received $0.7 million in consideration and has collected $0.4 million during 2007. The remaining proceeds will be collected in mid-2008.

Investments Held — Third Party Investment Funds

Advanced Technology Ventures VII, L.P. (“ATV”) is a $700 million venture capital fund targeting multi-stage information technology, communications and life sciences companies. As of October 31, 2007, ATV has drawn approximately $2.3 million of the Company’s $2.7 million capital commitment. At October 31, 2007, the total value (fair market value plus distributions) of this investment was $2.5 million.

Burrill Life Sciences Capital Fund (“Burrill”) is a $200 million venture capital fund established to invest primarily in innovative, early-stage life science venture opportunities. As of October 31, 2007, Burrill has drawn approximately $2.1 million of the Company’s $3.0 million capital commitment. At October 31, 2007, the total value (fair market value plus distributions) of this investment was $2.0 million.

CHL Medical Partners II, L.P. (“CHL”) is a $125 million venture capital fund targeting start-up and early-stage medical technology and life sciences companies. As of October 31, 2007, CHL has drawn approximately $1.7 million of the Company’s $2.0 million capital commitment. At October 31, 2007, the total value (fair market value plus distributions) of this investment was $1.8 million.

CMEA Ventures VI, L.P. (“CMEA”) is a $100 million venture capital fund targeting both early life science and information technology companies. As of October 31, 2007, CMEA has drawn approximately $1.6 million of the Company’s $3.0 million capital commitment. At October 31, 2007, the total value (fair market value plus net distributions) of this investment was $2.2 million.

Morgenthaler Venture Partners VII, L.P. (“Morgenthaler”) is an $850 million venture capital fund targeting multi-stage information technology, communications and health care companies. As of October 31, 2007, Morgenthaler has drawn approximately $2.7 million of the Company’s $3.0 million capital commitment. At October 31, 2007, the total value (fair market value plus distributions) of this investment was $2.6 million.

Prospect Venture Partners II, L.P. (“Prospect”) is a $500 million venture capital fund targeting multistage life sciences companies. As of October 31, 2007, Prospect has drawn approximately $2.4 million of the Company’s $3.0 million capital commitment. At October 31, 2007, the total value (fair market value plus distributions) of this investment was $3.1 million.

Sevin Rosen IX, L.P. (“Sevin Rosen”) is a top-tier early-stage venture capital firm, which closed a $305 million venture capital fund dedicated to early-stage technology investments. As of October 31, 2007, Sevin Rosen has drawn approximately $1.8 million of the Company’s $3.0 million capital commitment. At October 31, 2007, the total value (fair market value plus distributions) of this investment was $1.8 million.

Tallwood II, L.P. (“Tallwood”) is a $150 million venture capital fund established to invest in attractive, early-stage growth companies possessing leading-edge technology in the semiconductor industry. As of October 31, 2007, Tallwood has approximately $2.4 million of the Company’s $3.0 million capital commitment. At October 31, 2007, the total value (fair market value plus distributions) of this investment was $1.8 million.

Valhalla Partners, L.P. (“Valhalla”) is a $200 million venture capital fund established to invest in attractive early-stage venture capital investments in information technology companies in the Mid-Atlantic region. As of October 31, 2007, Valhalla has drawn approximately $2.3 million of the Company’s $3.0 million capital commitment. At October 31, 2007, the total value (fair market value plus net distributions) of this investment was $2.7 million.

Looking forward, and as the portfolio enters into its harvest stage, the Company intends to continue to direct the Company’s resources toward those companies it believes has the greatest potential for successful exits and manage these companies in a judicious manner. The Company is optimistic about the longer-term prospects of the Company’s portfolio. Overall, the Company believes that it is currently positioned to create value for its investors as it enters its harvest stage.

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

Employees

At October 31, 2007, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Investment Adviser pursuant to the Investment Agreement.

Risk Factors

An investment in the securities of a BDC, such as the Company, involves certain risks not present in an investment in the securities of other companies, including other types of management investment companies.

Portfolio Investment Risk. Under the Investment Company Act, a BDC generally must be operated for the purpose of investing in the securities of certain present and former “eligible portfolio companies” or certain bankrupt or insolvent companies. Generally, eligible portfolio companies include companies that at the time of initial investment (i) do not have a class of securities included in the Federal Reserve Board’s over-the-counter margin list (i.e., unregistered, private companies) or (ii) have total assets of less than $4 million, among other things. Although investing in such private or “small” companies offers the opportunity for significant capital gains, such investments also involve a high degree of business and financial risk that can result in substantial losses.

The portfolio investments of the Company consist principally of securities of private companies that have been purchased in offerings not registered under the Securities Act or any state’s securities laws and may not be resold by the Company without registration or pursuant to an exemption. In addition, the securities of portfolio companies that are “public” companies may also be subject to restrictions on resale because they were acquired from the issuer in a “private placement” transaction or because the Company is deemed to be an affiliate of the issuer. Generally, the Company will not be able to sell these securities publicly without the expense and time required to register the securities under the Securities Act and applicable state securities laws, unless an exemption from such registration requirements is available. In addition, contractual or practical limitations may restrict the Company’s ability to liquidate its securities in portfolio companies. These limitations on liquidity of the Company’s investments could preclude or delay any disposition of such securities or reduce the amount of proceeds that might otherwise be realized.

ITEM 2.	PROPERTIES.

The Company does not own or lease any physical properties.

ITEM 3.	LEGAL PROCEEDINGS.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company has an unlimited number of no par value units authorized. As of October 31, 2007, 295,210 units of membership interest were issued and outstanding. There is no established public trading market for the Company’s units of membership interest.

Holders

There were 263 holders of units of membership interest as of October 31, 2007.

Dividends and Distributions

Fiscal Year Ended October 31, 2007. A distribution of $28.00 per share was made to unitholders during fiscal year 2007.

Fiscal Year Ended October 31, 2006. There were no distributions paid during fiscal year 2006.

Fiscal Year Ended October 31, 2005. A distribution of $36.84 per share was made to unitholders during the fiscal year 2005.

For additional information concerning the payment of distributions, see “Significant Accounting Policies” in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.	SELECTED FINANCIAL DATA.

($ in 000’s except for per unit data)

Fiscal Year Ended	10/31/07	10/31/06	10/31/05	10/31/04	10/31/03	10/31/02
Financial Position
Investments in securities	$68,038	$75,889	$92,593	$115,731	$119,500	$138,513
All Other Assets	4,980	31	1,362	1,258	3,744	1,063
Total Assets	73,018	75,920	93,955	116,989	123,244	139,576
Liabilities	676	358	606	910	786	1,081
Net Assets	72,342	75,562	93,349	116,079	122,458	138,495

Changes in Net Assets
Net investment income (loss)	(615)	(638)	(1,311)	(2,318)	(2,077)	(1,659)
Net gain/(loss) on investments	5,661	(17,148)	(10,544)	(4,060)	(13,960)	(6,267)
Distributions Paid	8,266	—	10,876	—	—	—

Per Unit Data
Net Assets	$245.05	$255.96	$316.21	$393.21	$414.82	$469.14
Distributions Paid	28.00	—	36.84	—	—	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Liquidity and Capital Resources

The Company focuses its investments in the securities of privately-held venture capital companies, and to a lesser extent in venture capital, buyout and other private equity funds managed by third parties. The Company may offer managerial assistance to certain of such privately-held venture capital companies. The Company invests its available cash in short-term investments of marketable securities pending follow-on investments in portfolio companies and distribution to investors.

At October 31, 2007, the Company held $26,240 in cash and cash equivalents and $11,367,859 short-term investments, as compared to $2,934 in cash and cash equivalents and $14,422,438 in short-term investments respectively, at October 31, 2006. The overall decrease in cash and short-term investments from October 31, 2006 was primarily due to cash received from realizations did not exceed the new and follow-on investments in private companies as well as a capital distribution during the period from sales of investments. The Company during this period funded additional capital per its commitments to all of its private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through October 31, 2007, has contributed $19,304,140 or 75.11% of the total capital committed to nine private investment funds. During the fiscal year ended October 31, 2007, the Company also participated in follow-on financing rounds for several of its private companies totaling $3,014,318.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Results of Operations

Investment Income and Expenses

For the fiscal year ended October 31, 2007, the Company had investment income of $714,577, primarily from investments in short-term securities, and net operating expenses of $1,329,691, resulting in a net investment loss of ($615,114). For the fiscal year ended October 31, 2006, the Company had investment income of $1,238,630, primarily from investments in short-term securities, and net operating expenses of $1,876,947, resulting in a net investment loss of ($638,317). For the fiscal year ended October 31, 2005, the Company had investment income of $1,299,082, primarily from investments in short-term securities, and net operating expenses of $2,609,971, resulting in a net investment loss of ($1,310,889). The decrease in investment income for the year ended October 31, 2007 is due to decrease in interest income from investments in the private companies. The decrease in operating expenses was due primarily to a decline in management fees as a result of reduced net assets under management. The management fee also decreased relative to the fiscal year ended October 31, 2007 compared to October 31, 2006 because during 2006 the management fees were at a 2% rate for a little over a quarter of the year while the rate for fiscal year 2007 was consistently at 1% for the full fiscal year. The increase in investment income for the year ended October 31, 2006 is due to an increase in interest income from investments in the private companies and from an increase in interest earned on short-term securities. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period and a decrease in the management fee rate from 2% to 1% during 2006, while for 2005 the rate was at 2% for the whole year. For fiscal year ended October 31, 2005, the increase in investment income is due to an increase in interest income from investments in the private companies and from an increase in interest earned on short-term securities. Net operating expenses decreased during fiscal 2005 compared to fiscal 2004 due to reduced management fees paid to the Investment Advisers.

For the fiscal years ended October 31, 2007, 2006 and 2005 the Investment Advisers earned $691,823, $1,231,320 and $2,082,454 in management fees, respectively. Management fees recorded during the period ended October 31, 2007 decreased over the period ended October 31, 2006 due to a decrease in net assets and the change in the management fee at an annual rate equal of 2.00% to 1.00% of net assets during 2006. The decrease in 2006 and 2005 is due to a decrease in net assets and the change in the management fee at an annual rate equal of 2.00% to 1.00% of net assets during 2006. The Investment Advisers provide investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Advisers, the Company pays a management fee based upon a percentage of the net assets of the Company. This fee is determined and payable quarterly. Effective July 1, 2007, the Investment Sub-Adviser ceased to serve as investment sub-adviser to the Company.

Net Assets

The Company’s net assets were $72,342,199, or a net asset value per unit of $245.05, at October 31, 2007. This represents a decline of ($3,219,893), or ($10.91) per unit, from net assets of $75,562,092, or $255.96 per unit, at October 31, 2006. The net decrease resulted principally from i) a net increase in net assets from operations of $5,045,987 or $17.09 per unit; and ii) a distribution of ($8,265,880) or ($28.00) per unit to unit holders.

The Company’s net assets were $75,562,092, or a net asset value per unit of $255.96, at October 31, 2006. This represents a decline of ($17,786,755), or ($60.25) per unit, from net assets of $93,348,847, or $316.21 per unit, at October 31, 2005. The decrease resulted principally from i) a net investment loss of ($638,317), or ($2.16) per unit; ii) a net realized loss on investment as describe below, of ($4,513,734) or ($15.29) per unit; and iii) a net change in unrealized depreciation as describe below, of ($12,634,704) or ($42.80) per unit.

Realized and Unrealized Gains and Losses from Portfolio Investments

The realized loss of ($23,862,768) for the fiscal year ended October 31, 2007 is comprised of losses from Cydelity, Inc. of ($9,438,783), NanoOpto Corp. of ($4,633,377), Silverback Systems, Inc. of ($7,580,196), Chips and Systems, Inc. of ($4,941,133). These losses was partially offset by gains on Pilot Software Inc. of $2,977,789. The remaining net loss of ($247,068) is comprised of all other gains/(losses) of the remaining direct investments and private investment funds.

The unrealized gain of $29,523,869 for the fiscal year ended October 31, 2007 is comprised of i) reversal of unrealized losses due to dispositions of investments of Cydelity, Inc. of $4,000,000, NanoOpto Corp. of $1,312,978, Silverback Systems, Inc. of $6,730,172 and Chips and Systems, Inc. of $4,941,133 for a total of $16,984,283; ii) appreciation on Archemix Corporation of $1,350,001 and OpVista, Inc. of $1,064,711; iii) the initial public offering of Genoptix Inc. resulting in an increase of $9,321,777; and iv) Private Investment Funds of $2,309,964. This unrealized gain was partially offset by the unrealized loss on Tensys Systems Inc. of $1,506,867.

The realized loss of ($4,513,734) for the fiscal year ended October 31, 2006 was principally the result of the Company’s sale of LightConnect Inc, a private company investment which resulted in a loss of ($4,519,334).

The net change in unrealized depreciation of ($12,634,704) for the year ended October 31, 2006 was principally the result of a decrease in the valuation of Silverback Systems, Inc of ($6,720,039) and OpVista Inc of ($5,685,700) both private company investments.

The realized loss of ($8,527,063) for the fiscal year ended October 31, 2005 was principally the result of i) the Company’s sale of Monterey Design Systems, which resulted in a realized loss of ($6,968,823); ii) the sale of Virtual Silicon Technology, Inc. resulting in a realized loss of ($4,885,416); and iii) the reclassification of Cenquest, Inc., from unrealized depreciation to realized loss of ($2,000,000). The realized loss was partially offset by the realized gain of $3,932,996 on the sale of Adeza Biomedical Corporation common shares and a realized gain of $2,160,665 on the sale of Senomyx, Inc. common shares.

The net change in unrealized depreciation of ($2,017,098) for the year ended October 31, 2005 was principally the combination of: i) the sale of Monterey Design Systems, a private company investment, which resulted in a decrease in unrealized depreciation of approximately $7,150,000; ii) the sale of Netlogic Microsystems common shares, a public company investment, which resulted in a decrease in unrealized depreciation of $3,293,078; iii) the sale of Senomyx, Inc. common shares, a public company investment, which resulted in an increase in unrealized depreciation of $1,476,005; iv) an increase of $4,941,133 due to the write-down of Chips & Systems, a private company investment; vi) an increase of $605,357 due to the write-down of Genoptix, Inc. a private company investment; vii) an increase of $4,000,000 due to the write-down of Cydelity, Inc.; viii) an increase of $4,000,000 due to the write-down of Tensys Medical Inc., a private company investment; ix) a decrease of $747,387 due to the write-up of NanoOpto Corporation, a private company investment; and x) the reclassification of Cenquest, Inc. from unrealized depreciation to realized loss of $2,000,000.

Application of Critical Accounting Policies

Under the supervision of the Valuation and Audit Committees of the Company’s Board of Managers (the “Board” or “Board of Managers”), consisting of the Managers, who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Managers”), of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 40.25% of the Company’s net assets. For the private investments held at October 31, 2007, changes to these estimates and realizations resulted in a $29.5 million increase in net asset value from October 31, 2006.

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

Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board of Managers, or both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds. As of October 31, 2007, 63.14% of the Company’s net assets are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At October 31, 2007 and October 31, 2006, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in hold, from time to time, interests in securities which may be publicly traded.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Members of

Excelsior Venture Partners III, LLC:

In our opinion, the accompanying statement of assets and liabilities, including the portfolio of investments, and the related statements of operations, of changes in net assets and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC (the “Fund”) at October 31, 2007, and the results of its operations, changes in its net assets, its cash flows and financial highlights for the year then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit, which included confirmation of investments at October 31, 2007 by correspondence with the custodian and portfolio funds, provides a reasonable basis for our opinion. The financial statements of the Fund as of October 31, 2006 and for each of the two years in the period then ended, including financial highlights for each of the periods in the four years then ended, were audited by other auditors whose report dated December 21, 2006, expressed an unqualified opinion on those statements.

As explained in Note 1, the financial statements include investments held by the Fund valued at $56,267,427 (77.78% of the Fund’s net assets), at October 31, 2007, the values of which have been fair valued by the Investment Manager, under general supervision of the Board of Managers, in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

/s/ Pricewaterhouse Coopers LLP

PricewaterhouseCoopers LLP

New York, New York

December 21, 2007

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	MONEY MARKET INSTRUMENTS
10,385,000	Federal Home Loan Bank Discount Note
	4.40%, 11/01/07		10,383,731	10,383,731	14.35%

	PUBLIC COMPANIES #
	Common Stocks
	Wireless
5,338	Citrix Systems, Inc. (CTXS)		226,011	229,481	0.32%

	Capital Equipment
12,059	Acme Packet, Inc. (APKT)		160,803	173,168	0.24%

	Life Sciences **
714,870	Genoptix, Inc. (GXDX)	07/03 - 05/05	3,124,453	10,594,373	14.64%

	TOTAL - PUBLIC COMPANIES
	COMMON STOCK		3,511,267	10,997,022	15.20%

	PRIVATE COMPANIES **
	Common Stocks #
	Capital Equipment @
157,396	MIDAS Vision Systems, Inc.	03/03	4,000,000	—	0.00%

	Optical @
1,079,541	OpVista, Inc.	06/06	9,184,030	1,184,567	1.64%

	TOTAL COMMON STOCKS - PRIVATE
	COMPANIES		13,184,030	1,184,567	1.64%

	Preferred Stocks #
	Capital Equipment @
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	1,054,960	—	0.00%

	Enterprise Software @
8,751,782	LogicLibrary, Inc., Series A	614956	4,001,492	4,001,492	5.53%
3,080,464	LogicLibrary, Inc., Series A-1	08/03 - 05/04	1,408,450	1,408,450	1.95%

			5,409,942	5,409,942	7.48%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 - 11/03	1,999,999	2,999,999	4.15%
700,000	Archemix Corporation, Series B	03/04 - 12/05	700,000	1,050,001	1.45%

			2,699,999	4,050,000	5.60%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	534,026	0.74%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	152,197	0.21%
96,629	Tensys Medical, Inc., Series E	07/06 - 04/07	115,954	347,865	0.48%

			6,540,954	1,034,088	1.43%

	Optical @
5,683,906	OpVista, Inc., Series AA	06/06 - 01/07	5,034,407	6,236,892	8.62%
433,400	OpVista, Inc., Series BB	03/07 - 04/07	491,800	491,800	0.68%

			5,526,207	6,728,692	9.30%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 - 05/04	6,650,000	6,650,000	9.19%
1,697,957	Ethertronics, Inc. Series C	05/05 - 04/07	2,546,936	2,546,937	3.52%

			9,196,936	9,196,937	12.71%

	TOTAL PREFERRED STOCKS		30,428,998	26,419,659	36.52%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007 — (continued)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE COMPANIES ** - (continued)
	Notes @
	Optical
237,321	NanoOpto Corp, 10% Bridge Note, in default	03/07	237,321	160,000	0.22%

	Optical @
675,989	OpVista, Inc., 8% Bridge Note, April 2008, #	10/07	675,989	1,351,978	1.87%

	TOTAL NOTES		913,310	1,511,978	2.09%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 - 07/06	—	—	0.00%

	Optical @
675,313	OpVista, Inc., Series CC (expiration date 10/12)		—	—	0.00%

	TOTAL WARRANTS		—	—	0.00%

	TOTAL - PRIVATE COMPANIES		44,526,338	29,116,204	40.25%

Percent Owned
	PRIVATE INVESTMENT FUNDS **, #
0.39%	Advanced Technology Ventures VII, L.P.	08/01 - 09/07	1,650,405	1,986,022	2.75%
1.58%	Burrill Life Sciences Capital Fund	12/02 - 10/07	1,920,303	1,722,901	2.38%
1.35%	CHL Medical Partners II, L.P.	01/02 - 10/07	1,326,857	1,432,494	1.98%
1.04%	CMEA Ventures VI, L.P.	12/03 - 06/07	1,563,017	2,114,538	2.92%
0.36%	Morgenthaler Partners VII, L.P.	07/01 - 10/07	1,749,476	1,697,580	2.35%
0.58%	Prosepect Venture Partners II, L.P.	06/01 - 05/07	1,561,766	2,194,662	3.03%
0.98%	Sevin Rosen Fund IX, L.P.	10/04 - 08/07	1,528,989	1,734,616	2.40%
2.36%	Tallwood II, L.P.	12/02 - 08/07	2,290,443	1,683,388	2.33%
1.70%	Valhalla Partners, L.P.	10/03 - 07/07	1,967,875	1,990,649	2.75%

	TOTAL PRIVATE INVESTMENT FUNDS		15,559,131	16,556,850	22.89%

Shares
	INVESTMENT COMPANIES
984,128	Dreyfus Government Cash Management Fund
	Institutional Shares		984,128	984,128	1.36%

	TOTAL INVESTMENTS		74,964,595	68,037,935	94.05%

	OTHER ASSETS & LIABILITIES (NET)			4,304,264	5.95%

	NET ASSETS			$72,342,199	100.00%

**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2007 was $63,209,922. Total fair value of restricted and illiquid securities owned at October 31, 2007 was $56,267,427 or 77.78% of net assets.
#	Non-income producing securities.
@	At October 31, 2007, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act. Total fair value of affiliated securities owned at October 31, 2007 (including investments in controlled affiliates) was $25,066,204 or 34.64% of Net Assets.
##	Disclosure is required for restricted securities only.
***	Based on Fair Value.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2006

Principal Amount/Shares		Acquisition Date ##	Value (Note 1)
	MONEY MARKET INSTRUMENTS — 17.71%
$1,500,000	Federal Farm Credit Bank Discount Note 5.07%, 11/01/06		$1,500,000
$6,890,000	Federal Farm Credit Bank Discount Note 5.09%, 11/13/06		6,878,310
$2,000,000	Federal Home Loan Bank Discount Note 5.09%, 11/01/06		2,000,000
$3,000,000	Federal Home Loan Bank Discount Note 5.065%, 11/01/06		3,000,000

	TOTAL MONEY MARKET INSTRUMENTS (Cost $13,378,310)		13,378,310

	PRIVATE COMPANIES **, — 64.82%
	Common Stocks #, @— 1.50%
	Capital Equipment — 0.00%
157,396	MIDAS Vision Systems, Inc.	03/03	—

	Enterprise Software — 0.00%
1,000,000	***Cydelity, Inc.	01/04	—

	Life Sciences — 0.00%
46,860	Genoptix, Inc.	07/03	—

	Optical — 1.50%
1,079,541	OpVista, Inc.	06/06	1,138,542

	Semiconductor — 0.00%
40,026	Silverback Systems, Inc.	04/06	—

	TOTAL COMMON STOCKS (Cost $19,190,611)		1,138,542

	Preferred Stocks # — 61.39%
	Capital Equipment @ — 0.00%
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	—

	Enterprise Software @ — 25.82%
19,995,000	***Cydelity, Inc., Series A	01/04	—
19,702,277	***Cydelity, Inc., Series A-1	05/06	3,940,456
25,535,051	***Cydelity, Inc., Series A-2	05/06	2,500,009
7,762,821	***LogicLibrary, Inc., Series A	01/02, 12/04, 02/05, 08/05, 03/06, 08/06, 09/06	3,549,296
3,080,464	***LogicLibrary, Inc., Series A-1	08/03 & 05/04	1,408,450
46,362,656	***Pilot Software Inc., Series A	05/02, 04/03, 06/05	8,110,096

			19,508,307

	Life Sciences — 7.43%
1,999,999	Archemix Corporation, Series A	08/02, 01/03, 11/03	1,999,999
700,000	Archemix Corporation, Series B	03/04, 09/04, 12/05	700,000
942,481	Genoptix, Inc., Series 1-A @	08/04	950,822
1,403,696	Genoptix, Inc., Series 1-B @	08/04	950,822
620,580	Genoptix, Inc., Series 1-C @	08/04, 01/05	554,178
728,413	Genoptix, Inc., Series 1-D @	05/05	461,815

			5,617,636

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments at October 31, 2006 — (continued)

Shares/Principal Amount		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, — (continued)
	Preferred Stocks # — (continued)
	Medical Technology @ — 3.21%
4,166,667	Tensys Medical, Inc., Series C	03/02	$1,887,160
1,187,500	Tensys Medical, Inc., Series D	05/04	537,840

			2,425,000

	Optical @ — 11.40%
956,234	NanoOpto Corporation, Series A-1	10/01 & 3/02	840,912
3,023,399	NanoOpto Corporation, Series B	09/03, 11/03, 01/04, 07/04	1,286,155
1,682,470	NanoOpto Corporation, Series C	03/05	733,389
1,234,263	NanoOpto Corporation, Series D	05/06	382,622
5,089,790	OpVista, Inc., Series AA	06/06, 08/06	5,367,967

			8,611,045

	Semi-Conductor @ — 2.12%
7,000,000	Chips & Systems, Inc., Series A	03/04	—
772,503	Silverback Systems, Inc., Series A-2	04/06	—
559,993	Silverback Systems, Inc., Series B	04/06	1,600,000

			1,600,000

	Wireless @ — 11.41%
4,433,333	Ethertronics, Inc., Series B	06/01, 09/02, 07/03, 05/04	6,650,000
1,316,793	Ethertronics, Inc., Series C	05/05, 10/05, 07/06	1,975,190

			8,625,190

	TOTAL PREFERRED STOCKS (COST $62,048,095)		46,387,178

	Notes @ — 1.93%
	Enterprise Software @ — 1.86%
$1,404,600	***Pilot Software Inc., 9.00% Bridge Note	08/06, 10/06	1,404,600

	Medical Technology — 0.07%
$ 52,017	Tensys Medical, Inc., 8% Bridge Note	07/06	52,017

	Semi-Conductor — 0.00%
$1,441,133	Chips & Systems, Inc., 6% Bridge Note, March 2005 #	11/04, 01/05, 02/05	—

	TOTAL NOTES (COST $2,897,750)		1,456,617

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2006 — (continued)

Shares		Acquisition Date ##	Value (Note 1)
	PRIVATE COMPANIES **, @ — (continued)
	Warrants #, @ — 0.00%
	Optical — 0.00%
229,410	NanoOpto Corp. Series C (expiration date 12/09)	12/04	—

	Wireless — 0.00%
281,667	Ethertronics, Inc. Series B (expiration date 09/07)	09/02, 07/03, 08/03	—
214,073	Ethertronics, Inc. Series C (expiration date 01/09)	05/05, 10/05, 07/06	—

	TOTAL WARRANTS (Cost $0)		—

	TOTAL — PRIVATE COMPANIES (Cost $84,136,456)		48,982,337

Percent Owned
	PRIVATE INVESTMENT FUNDS **, # — 16.52%
0.39%	Advanced Technology Ventures VII, L.P.	08/01 - 09/06	1,342,895
1.58%	Burrill Life Sciences Capital Fund	12/02 - 09/06	1,311,766
1.35%	CHL Medical Partners II, L.P.	01/02 - 10/06	1,024,130
1.04%	CMEA Ventures VI, L.P.	12/03 - 08/06	1,086,085
0.36%	Morgenthaler Partners VII, L.P.	07/01 - 10/06	1,620,474
0.58%	Prospect Ventures Partners II, L.P.	06/01 - 10/06	1,801,556
0.98%	Sevin Rosen Fund IX, L.P.	10/04 - 09/06	1,151,676
2.36%	Tallwood II, L.P.	12/02 - 05/06	1,513,112
1.70%	Valhalla Partners, L.P.	10/03 - 06/06	1,632,346

	TOTAL PRIVATE INVESTMENT FUNDS (Cost $13,780,450)		12,484,040

Shares
	INVESTMENT COMPANIES — 1.38%
1,044,128	Dreyfus Government Cash Management Fund Institutional Shares (Cost $1,044,128)		1,044,128

	TOTAL INVESTMENTS (Cost $112,339,344) — 100.43%		75,888,815
	OTHER ASSETS & LIABILITIES (NET) — 0.43%		(326,723)

	NET ASSETS — 100.00%		$75,562,092

**	Restricted as to public resale. Acquired between June 1, 2001 and October 31, 2006. Total cost of restricted securities at October 31, 2006 aggregated $97,916,906. Total value of restricted securities owned at October 31, 2006 was $61,466,377 or 81.35% of net assets.
#	Non-income producing securities.
@	At October 31, 2006, the Company owned 5% or more of the company’s outstanding voting shares thereby making the company an affiliate as defined by the Investment Company Act. Total value of affiliated securities owned at October 31, 2006 (including investments in controlled affiliates) was $46,282,338.
***	At October 31, 2006, the Company owned 25% or more of the company’s outstanding voting shares or a controlling interest thereby making the company a controlled affiliate as defined by the Investment Company Act of 1940, as amended. Total value of controlled affiliated securities owned at October 31, 2006 was $20,912,907.
##	Disclosure is required for restricted securities only.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	October 31, 2007	October 31, 2006
ASSETS:
Unaffiliated Issuers at fair value (Cost $33,138,256 and $30,902,887 respectively)	$42,971,731	$29,606,477
Controlled Affiliated Issuers at fair value (Cost $0 and $24,912,907 respectively)	—	20,912,907
Non-Controlled Affiliated Issuers at fair value (Cost $41,826,339 and $56,523,550 respectively)	25,066,204	25,369,431

Investments, at fair value (Cost $74,964,595 and $112,339,344 respectively) (Note 1)	68,037,935	75,888,815

Cash and cash equivalents (Note 1)	26,240	2,934
Receivables from sale of investments	2,275,482	—
Restricted cash (Note 1)	2,672,393	—
Interest receivable	4,019	24,939
Prepaid insurance	—	1,378
Other assets	1,945	1,945

Total Assets	73,018,014	75,920,011

LIABILITIES:
Deferred income (Note 1)	258,809	—
Management fees payable (Note 2)	182,802	190,458
Professional fees payable	153,475	87,000
Board of Managers’ fees payable (Note 2)	19,500	22,000
Administration fees payable (Note 2)	28,750	53,961
Custody fees payable (Note 2)	17,002	—
Other payables	15,477	4,500

Total Liabilities	675,815	357,919

NET ASSETS	$72,342,199	$75,562,092

NET ASSETS consist of:
Members’ Capital (1)	79,268,859	112,012,621
Unrealized depreciation on investments	(6,926,660)	(36,450,529)

Total Net Assets	$72,342,199	$75,562,092

Units of Membership Interest Outstanding (Unlimited Number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$245.05	$255.96

(1)	Members’ Capital includes the accumulated net investment (loss), realized losses, and distributions to Members.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations

	Year Ended October 31, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005
INVESTMENT INCOME:
Interest income from unaffiliated investments (1)	$614,813	$978,408	$962,657
Interest income from affiliated investments	48,658	218,652	299,031
Dividend income from unaffiliated investments	51,106	41,570	37,394

Total Investment Income	714,577	1,238,630	1,299,082

EXPENSES:
Management Investment Adviser fees (Note 2)	691,823	1,231,320	2,082,454
Professional fees	345,275	295,751	224,021
Administration fees (Note 2)	115,000	146,003	134,829
Board of Managers’ fees (Note 2)	82,000	98,500	60,000
Insurance expense	32,297	44,032	63,069
Custodian fees (Note 2)	30,000	32,901	29,175
Miscellaneous expenses	33,296	28,440	16,423

Total Expenses	1,329,691	1,876,947	2,609,971

NET INVESTMENT (LOSS)	(615,114)	(638,317)	(1,310,889)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized (loss) on affiliated investments	(23,447,216)	(4,507,186)	(10,112,825)
Net realized (loss)/gain on unaffiliated investments	(415,552)	(6,548)	1,585,762
Net change in unrealized appreciation/(depreciation) on investments	29,523,869	(12,634,704)	(2,017,098)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS	5,661,101	(17,148,438)	(10,544,161)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$5,045,987	$(17,786,755)	$(11,855,050)

(1)	Includes interest from Short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets

	Year Ended October 31, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005
OPERATIONS:
Net investment (loss)	$(615,114)	$(638,317)	$(1,310,889)
Net realized (loss) on investments	(23,862,768)	(4,513,734)	(8,527,063)
Net change in unrealized appreciation/(depreciation) on investments	29,523,869	(12,634,704)	(2,017,098)

Net increase/(decrease) in net assets resulting from operations	5,045,987	(17,786,755)	(11,855,050)

DISTRIBUTION TO MEMBERS:
Distribution to Members	(8,265,880)	—	(10,875,536)

Total Distributions	(8,265,880)	—	—

NET (DECREASE) IN NET ASSETS	(3,219,893)	(17,786,755)	(22,730,586)

NET ASSETS:
Beginning of year	75,562,092	93,348,847	116,079,433

End of year	$72,342,199	$75,562,092	$93,348,847

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows

	Year Ended October 31, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$5,045,987	$(17,786,755)	$(11,855,050)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net change in unrealized (appreciation)/depreciation on investments	(29,523,869)	12,634,704	2,017,098
Purchase of investments	(6,885,181)	(17,056,870)	(21,298,464)
Proceeds received from the sale of investments and distributions received from private investment funds	17,342,583	2,436,843	16,964,454
Net realized loss on investments	23,862,768	4,513,734	8,527,063
Change in short-term investments - Net	3,054,579	14,175,856	16,927,902
Decrease in receivable from affiliates	—	—	99,275
(Increase) in restricted cash	(2,672,393)	—	—
(Increase)/decrease in receivables from sale of investments	(2,275,482)	600,031	542,479
Decrease/(increase) in interest receivable	20,920	157,921	(172,285)
Decrease in prepaid insurance	1,378	1,002	1,411
Increase in deferred income	258,809	—	—
(Decrease) in management fee payable	(7,656)	(278,837)	(114,274)
Increase in professional fee payable	66,475	—	—
Increase/(decrease) in directors’ fees payable	(2,500)	14,000	(60,000)
(Decrease) in administration fees payable	(25,211)	—	—
Increase in custody fees payable	17,002	—	—
Increase/(decrease) in other payables	10,977	17,159	(129,927)

Net cash provided by/(used in) operating activities	8,289,186	(571,212)	11,449,682

CASH FLOWS FOR FINANCING ACTIVITIES
Cash distributions to members	(8,265,880)	—	(10,875,536)

Net cash (used in) financing activities	(8,265,880)	—	(10,875,536)

Net increase/(decrease) in cash	23,306	(571,212)	574,146

Cash and cash equivalents at beginning of year	2,934	574,146	—

Cash and cash equivalents at end of year	$26,240	$2,934	$574,146

SUPPLEMENTAL INFORMATION
Non-cash distributions received from private investment funds	$614,956	$—	$88,121

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights

Per Unit Operating Performance: (1)

	Year Ended October 31, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005	Year Ended October 31, 2004		Year Ended October 31, 2003
NET ASSET VALUE, BEGINNING OF PERIOD	$255.96	$316.21	$393.21	$414.82		$469.14
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss)	(2.08)	(2.16)	(4.44)	(7.85)		(7.04)
Net realized and unrealized gain/ (loss) on investment transactions	19.17	(58.09)	(35.72)	(13.76)		(47.28)

Net increase/ (decrease) in net assets resulting from operations	17.09	(60.25)	(40.16)	(21.61)		(54.32)

Total Distributions to Members	(28.00)	—	(36.84)	—		—

NET ASSET VALUE, END OF PERIOD	$245.05	$255.96	$316.21	$393.21		$414.82

TOTAL NET ASSET VALUE RETURN (2)	7.84%	(19.05)%	(11.24)%	(5.21)%		(11.58)%

RATIOS AND SUPPLEMENTAL DATA (4)
Net Assets, End of Period (000’s)	$72,342	$75,562	$93,349	$116,079		$122,458
Ratios to Average Net Assets:
Gross Expenses	1.91%	2.18%	2.45%	2.45%		2.27%
Net Expenses	1.91%	2.18%	2.45%	2.37	%(3)	2.27%
Net Investment (loss)	(0.88)%	(0.74)%	(1.23)%	(1.92)%		(1.61)%
Portfolio Turnover Rate	12.37%	4.00%	24.00%	11.00%		0.00%

(1)	Selected data for a unit of membership interest outstanding throughout each period.
(2)	Total investment value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore, the value of total investment return is not presented.
(3)	Net of reimbursement from affiliate of $99,275 or $0.37 per share. See note 2.
(4)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

October 31, 2007

Note 1 — Significant Accounting Policies

Excelsior Venture Partners III, LLC (the “Company”) is a non-diversified, closed-end management investment company which has elected to be treated as a business development company or “BDC” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing which occurred on May 11, 2001, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

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

Note 1 — Significant Accounting Policies (continued)

C. Investment Valuation (continued):

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

At October 31, 2007 and October 31, 2006, market quotations were not readily available for the Company’s portfolio of securities valued at $56,267,427 or 77.78% of net assets and $61,466,377 or 81.35% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

E. Income taxes:

Under current law and based on certain assumptions and representations, the Company intends to be treated as a partnership for federal, state and local income tax purposes. By reason of this treatment, the Company will itself not be subject to income tax. Rather, each member, in computing income tax, will include his, her or its allocable share of Company items of income, gain, loss, deduction and expense. The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from

Note 1 — Significant Accounting Policies (continued)

E. Income taxes (continued):

the Private Investment Funds. As of October 31, 2007, the Company has not received information to determine the tax cost of the Private Investment Funds as of October 31, 2007. At December 31, 2006 and December 31, 2005, the Private Investment Funds had a cost basis for tax purposes of $12,465,650 and $9,315,233, respectively. Based on values of the Private Investment Funds as of October 31, 2007, and after adjustment for purchases and sales between December 31, 2006 and October 31, 2007 this results in net unrealized appreciation for tax purposes on the Private Investment Funds of $2,693,006. The cost basis for federal tax purposes of the Company’s other investments is $61,405,464, and those investments had net depreciation on a tax basis at October 31, 2007 of $9,924,379. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2006, was $100,558,894, and those investments had net depreciation on a tax basis at October 31, 2006 of $38,794,561.

F. Deferred income:

Deferred income represents certain amounts not received by the Company until a subsequent period due to contingencies relating to the sale of an investment. As of October 31, 2007, there was approximately $0.30 million of proceeds not released from an escrow account relating to the Pilot Software transaction. These proceeds are subject to certain restrictions and could be used to indemnify the buyer for contingent losses relating to the acquisition of Pilot Software. Therefore, the Company has deferred income of $0.26 million, which is the Company’s share of the claim. This claim relates to a legal matter involving Pilot Software and the buyer. As such, it is subject to certain risks and is merely an estimate of the potential claim against the escrow account. The end result of the legal matter may result in a claim against the escrow account greater than the current accrual or it may result in a claim amount smaller than the current estimate.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions

UST Advisers, Inc. (“USTA” or the “Investment Adviser”), which has its principal offices at 225 High Ridge Road, Stamford, Connecticut 06905, is a Delaware corporation and registered investment adviser. The Investment Adviser is an indirect wholly-owned subsidiary of, and controlled by, Bank of America Corporation (“Bank of America”), a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, North Carolina 28255.

Prior to July 1, 2007, the Investment Adviser was an indirect subsidiary of U.S. Trust Corporation (“U.S. Trust Corp.”), a registered financial holding company, which, in turn, was a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”).

Prior to December 16, 2005, U.S. Trust Company, N.A. (“UST-NA”), acting through its registered investment advisory, U.S. Trust Asset Management Division, served as the investment adviser to the Company (the “former Investment Adviser”) pursuant to an Investment Advisory Agreement (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of UST-NA.

Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to March 31, 2006 and pursuant to a sub-advisory agreement among the Company, the former Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of October 31, 2007 and October 31, 2006, $182,802 and $190,458 were payable to the Investment Adviser and former Investment Adviser, respectively.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

Prior to March 31, 2006, USTA was a wholly owned subsidiary of UST-NA, and UST-NA and U.S. Trust NY were wholly-owned subsidiaries of U.S. Trust Corp. Effective March 31, 2006, U.S. Trust NY converted into a national bank named United States Trust Company, National Association (“U.S. Trust”) and UST-NA merged into U.S. Trust. U.S Trust was the surviving entity and remained a wholly-owned subsidiary of U.S. Trust Corp. U.S. Trust, acting through its registered investment advisory division, U.S. Trust—New York Asset Management Division (the “Investment Sub-Adviser”), was also serving as investment sub-adviser to the Company pursuant to an investment sub-advisory agreement.

On July 1, 2007, U.S. Trust Corp. and its subsidiaries, including USTA, were acquired by Bank of America (the “Sale”). USTA continued to serve as the Investment Adviser to the Company after the Sale pursuant to a new investment advisory agreement with the Company (the “New Advisory Agreement”) that was approved at a special meeting of members of the Company held on March 15, 2007. The New Advisory Agreement is identical in all material respects except for the term and the date of effectiveness to the Agreement. The Investment Sub-Adviser ceased to serve as the investment sub-adviser to the Company after the Sale.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type and (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of October 31, 2007 and October 31, 2006, there was no Incentive Carried Interest earned by the Investment Adviser or the former Investment Adviser.

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

Charles Schwab & Co., Inc. (the “Distributor”), the principal subsidiary of Schwab, serves as the Company’s distributor for the offering of units. The Investment Adviser paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in the offering. The Investment Adviser or an affiliate pays the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from the offering.

Each member of the Board of Managers receives a $10,000 as an annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board receives $2,000 per quarterly meeting attended. In addition, each Board member receives $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members receive $1,500, while the Chairman of the Audit Committee receives an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of Bank of America, or its subsidiaries, who serves as an officer, manager or employee of the Company, receives any compensation from the Company.

Note 2 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

As of October 31, 2007, and October 31, 2006 Excelsior Venture Investors III, LLC had an investment in the Company of $45,925,203 and $47,969,297, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

On December 16, 2004, Schwab entered into an agreement with the Company and other funds managed by the former Investment Adviser whereby Schwab has funded a reserve account to be held by the Investment Adviser or its affiliate. This reserve account was established so that the Company and other funds managed by the Investment Adviser will be able to draw upon it to pay in full all costs incurred related to the termination of Ernst & Young LLP (“E&Y”), the Company’s independent registered accountants prior to October 28, 2004, as a result of concerns regarding their independence at the time of issuance of their report on the Company’s October 31, 2003 financial statements. This agreement was executed in order to ensure that these costs related to the termination of E&Y are not borne by the Company, the other funds managed by the Investment Adviser or their respective shareholders. At the time, Schwab was an affiliate of the Company’s Investment Adviser. In consideration of the funding of the reserve account, the Company and the other funds managed by the Investment Adviser subrogated all of their claims, causes of action and rights against E&Y for payment of these expenses to Schwab.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and proceeds from sales of securities for the years ended October 31, 2007, October 31, 2006, and October 31, 2005 were as follows:

Year Ended October 31,	Purchases ($)	Proceeds ($)
2007	6,885,181	17,342,583
2006	17,056,870	2,436,843
2005	21,298,464	16,964,454

Note 4 — Commitments

As of October 31, 2007, the Company had unfunded investment commitments to private investment funds totaling $6,395,860. The Company also had commitments from its investors of $148.8 million, of which $2.7 million remains uncalled.

Private Investment Funds	Commitment	Unfunded Commitment
Advanced Technology Ventures VII, L.P.	$2,700,000	$391,500
Burrill Life Sciences Capital Fund	$3,000,000	$916,409
CHL Medical Partners II, L.P.	$2,000,000	$315,000
CMEA Ventures VI, L.P.	$3,000,000	$1,380,000
Morgenthaler Partners VII, L.P.	$3,000,000	$300,000
Prosepect Venture Partners II, L.P.	$3,000,000	$555,000
Sevin Rosen Fund IX, L.P.	$3,000,000	$1,245,000
Tallwood II, L.P.	$3,000,000	$600,000
Valhalla Partners, L.P.	$3,000,000	$692,951

Total	$25,700,000	$6,395,860

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the year ended October 31, 2007 and October 31, 2006. Transactions with companies, which are or were affiliates, were as follows:

				For the Year Ended October 31, 2007
Name of Investment	Shares/ Principal Amount Held at October 31, 2006	October 31, 2006 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/ (Loss)	Shares/ Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$9,942,786	$—	$1,573,881	$—	$—
Pilot Software Inc., Bridge Note, 9%	1,404,600	1,404,600	—	2,864,704	36,712	1,403,907	—	—
Cydelity Inc., Series A Preferred	19,995,000	—	—	—	—	(3,999,000)	—	—
Cydelity Inc., Series A-1 Preferred	19,702,277	3,940,456	—	—	—	(3,940,455)	—	—
Cydelity Inc., Series A-2 Preferred	25,535,051	2,500,009	—	1,001,681	—	(1,498,327)	—	—
Cydelity Inc., Common Stock	1,000,000	—	—	—	—	(1,000)	—	—

Total Controlled Affiliates		$15,955,161	$—	$13,809,171	$36,712	$(6,460,994)		$—

Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	(3,500,000)	—	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	(1,441,133)	—	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	—	—
Ethertronics, Inc., Series C Warrants	214,073	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,316,793	1,975,190	571,746	—	—	—	1,697,957	2,546,937
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	—	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	(554,178)	—	—	—	—	—
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	(461,815)	—	—	—	—	—
LightConnect, Inc., Series C Preferred	—	—	—	—	—	168,484	—	—
LogicLibrary, Inc., Series A Preferred	7,762,821	3,549,296	452,196	—	—	—	8,751,782	4,001,492
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	840,912	—	—	—	(2,231,212)	—	—
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	(1,286,154)	—	—
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	(733,389)	—	—
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	—	—
NanoOpto Corp., Series D Preferred	1,234,263	382,622	—	—	—	(382,622)	—	—
NanoOpto Corp., Bridge Note	—	—	237,321	—	—	—	237,321	160,000

Note 5 — Transactions with Affiliated Companies (continued)

				For the Year Ended October 31, 2007
Name of Investment	Shares/ Principal Amount Held at October 31, 2006	October 31, 2006 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/ Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value (Note 1)
OpVista, Inc., Series AA Preferred	5,089,790	5,367,967	526,227	—	—	—	5,683,906	6,236,892
OpVista, Inc., Common Stock	1,079,541	1,138,542	—	—	—	—	1,079,541	1,184,567
OpVista, Inc., Series BB Convertible Preferred	—	—	491,800	—	—	—	433,400	491,800
OpVista, Inc., Bridge Note	—	—	675,989	—	—	—	675,989	1,351,978
OpVista, Inc., Series BB Warrants	—	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Common	40,026	—	—	—	—	(4,759,081)	—	—
Silverback Systems, Inc., Series B	559,993	1,600,000	—	749,976	—	(750,805)	—	—
Silverback Systems, Inc., Series A-2 Preferred	772,503	—	—	—	—	(2,070,310)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	534,026
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	152,197
Tensys Medical, Inc., Series E Preferred	—	—	—	115,954	—	—	96,629	347,865
Tensys Medical, Inc., Bridge Note	52,017	52,017	59,039	(115,954)	4,898	—	—	—

Total Non-Controlled Affiliates		$30,327,177	$96,681	$749,976	$4,898	$(16,986,222)		$25,066,204
Total Non-Controlled and Controlled Affiliates		$46,282,338	$96,681	$14,559,147	$41,610	$(23,447,216)		$25,066,204

				For the Year Ended October 31, 2006
Name of Investment	Shares/ Principal Amount Held at October 31, 2005	October 31, 2005 Value	Purchases/ Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain/(Loss)	Shares/ Principal Amount Held at October 31, 2006	October 31, 2006 Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$—	$—	$—	46,362,656	$8,110,096
Pilot Software Inc., Bridge Note, 9%	—	—	1,404,600	—	19,484	—	1,404,600	1,404,600
LogicLibrary, Inc., Series A Preferred	6,530,581	2,985,916	563,380	—	—	—	7,762,821	3,549,296
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
Cydelity Inc. Series A Preferred	19,995,000	—	—	—	—	—	19,995,000	—
Cydelity Inc. Series A-1 Preferred	—	—	3,940,456	—	—	—	19,702,277	3,940,456
Cydelity Inc. Series A-2 Preferred	—	—	2,500,009	—	—	—	25,535,051	2,500,009
Cydelity Inc. Common Stock	1,000,000	—	—	—	—	—	1,000,000	—
Cydelity Inc. Series A Warrants	7,500,000	—	—	—	—	—	—	—
Cydelity Inc., Bridge Note, 8%	3,000,000	3,000,000	700,000	(3,700,000)	—	—	—	—

Total Controlled Affiliates		$15,504,462	$9,108,445	$(3,700,000)	$19,484	$—		$20,912,907

Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	—	7,000,000	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	—	1,441,133	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	281,667	—
Ethertronics, Inc., Series C Warrants	163,580	—	—	—	—	—	214,073	—
Ethertronics, Inc., Bridge Note	—	—	500,000	(500,000)	—	—	—	—
Ethertronics, Inc., Series C Preferred	980,172	1,470,258	504,932	—	—	—	1,316,793	1,975,190
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	—	—	—	—	942,481	950,822

Note 5 — Transactions with Affiliated Companies (continued)

				For the Year Ended October 31, 2006
Name of Investment	Shares/ Principal Amount Held at October 31, 2005	October 31, 2005 Value	Purchases/ Conversion Acquisitions	Sale/ Conversion Proceeds	Interest Received	Realized Gain/(Loss)	Shares/ Principal Amount Held at October 31, 2006	October 31, 2006 Value (Note 1)
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	—	—	—	—	1,403,696	950,822
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	46,860	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	—	—	—	—	620,580	554,178
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	—	—	—	—	728,413	461,815
LightConnect, Inc., Series B Preferred	4,330,504	5,000,000	—	(5,000,000)	—	(3,771,140)	—	—
LightConnect, Inc., Series C Preferred	12,292,441	992,000	—	(992,000)	—	(748,194)	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	1,116,350	—	—	—	—	956,234	840,912
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	—	3,023,399	1,286,155
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	—	1,682,470	733,389
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	229,410	—
NanoOpto Corp., Series D Preferred	—	—	382,622	—	—	—	1,234,263	382,622
OpVista, Inc., Series AA Preferred	—	—	4,508,179	—	—	—	5,089,790	5,367,967
OpVista, Inc., Series B Preferred	5,333,333	—	—	(4,000,000)	—	—	—	—
OpVista, Inc., Series C Preferred	12,671,059	5,000,000	—	(2,500,000)	—	—	—	—
OpVista, Inc., Series D Preferred	10,368,483	1,058,000	1,058,000	(1,058,000)	—	—	—	—
OpVista, Inc., Series E Preferred	15,935,224	1,626,030	1,626,030	(1,626,031)	—	—	—	—
OpVista, Inc., Common Stock	—	—	9,184,031	—	—	—	1,079,541	1,138,542
OpVista, Inc. 8% Bridge Note	—	—	1,727,599	(1,727,599)	—	—	—	—
OpVista, Inc., Warrants	—	—	8,681	(8,681)	—	(8,681)	—	—
Silverback Systems, Inc., Common	—	—	4,759,081	—	—	—	40,026	—
Silverback Systems, Inc., Series B	—	—	1,500,781	—	—	—	559,993	1,600,000
Silverback Systems, Inc., Series A-2 Preferred	—	—	2,070,310	—	—	—	772,503	—
Silverback Systems, Inc., Series B-1 Preferred	2,211,898	1,415,615	—	(1,415,615)	—	—	—	—
Silverback Systems, Inc., Series C Preferred	34,364,257	3,333,333	—	(3,343,467)	—	—	—	—
Silverback Systems, Inc., 5% Bridge Notes	1,969,206	1,969,206	300,000	(2,269,206)	—	—	—	—
Silverback Systems, Inc., Series C Warrant	4,173,033	196	—	(196)	—	(195)	—	—
Tensys Medical, Inc., Bridge Note	—	—	52,017	—	—	—	52,017	52,017
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	1,887,160
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	537,840

Total Non-Controlled Affiliates		$36,993,169	$28,182,263	$(24,440,795)	$—	$(4,528,210)		$25,369,431

Total Non-Controlled and Controlled Affiliates		$52,497,631	$37,290,708	$(28,140,795)	$19,484	$(4,528,210)		$46,282,338

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

The class and derivative actions described above were transferred to the United States District Court for the District of Maryland for coordinated and consolidated pre-trial proceedings. In November 2005, the Maryland court dismissed many of the plaintiffs’ claims in both the class action and derivative lawsuits. Several affiliates of the former Investment Adviser and individual defendants have also been dismissed. Plaintiffs’ claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and under Section 36(b) and 48(a) of the Investment Company Act, however, have not been dismissed.

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, U.S. Trust believes that the likelihood is remote that the pending litigation will materially affect the Investment Adviser’s ability to provide investment management services to the Company. Neither the Investment Adviser nor the Company is a party to the lawsuits described above.

Note 7 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 8 — New Accounting Pronouncement

The Financial Accounting Standards Board (“FASB”) issued Interpretation 48 in July 2006, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement 109 (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is reviewing the statement and its impact on the financial statements.

FASB issued Statement No. 157 in September 2006, Fair Value Measurements, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is reviewing the statement and its impact on the financial statements.

FASB issued Statement No. 159 (“SFAS 159”) in February 2007, the Fair Value Option for Financial Assets and Financial Liabilities, which is effective for Financial Statements issued for fiscal year beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. The Company is reviewing the statement and its impact on the financial statements.

The FASB approved the issuance of Statement of Position (“SOP”) 07-01 in June of 2007, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies”, which was originally effective for fiscal

Note 8 — New Accounting Pronouncement (continued)

year beginning on or after November 15, 2007. Subsequent to the issuance of SOP 07-01, FASB issued FASB Staff Position (“FSP”) 07-01a, which proposes to indefinitely delay the effective date of SOP 07-01 and prohibits early adoption of SOP 07-01 until a final FSP is issued. The Company is reviewing SOP 07-01 and its impact on the financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 11, 2006, Deloitte & Touche LLP (“D&T”), the Company’s independent registered public accounting firm, informed the Company that D&T is not independent of Bank of America, and that, effective upon the closing date of the Sale, D&T would no longer be able to serve as the Company’s independent registered public accounting firm and provide any attest services to the Company. On January 29, 2007, the Board of Managers of the Company received a letter of resignation from D&T indicating that D&T would no longer serve as the Company’s independent registered public accounting firm. On January 29, 2007, the Company engaged PricewaterhouseCoopers LLP (“PWC”) as the Company’s independent registered public accounting firm for the fiscal year ended October 31, 2007, replacing D&T.

There were no disagreements or reportable events.

ITEM 9A.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2007 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

Set forth below are names, ages, positions and certain other information concerning the current managers and certain officers of the Company as of October 31, 2007

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Manager*
Disinterested Managers
Gene M. Bernstein, 60 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Bernstein is Director of NIC Holding Corp. He was Dean of the Skodneck Business Development Center at Hofstra University from 2000-2001. Prior to that, Mr. Bernstein was President and Vice Chairman at Northville Industries, a petroleum marketing, distribution, trading and storage company and wholly-owned subsidiary of NIC Holding Corp. Mr. Bernstein also serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Investors III, LLC, Excelsior Venture Partners III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC.	6

Victor F. Imbimbo, 55 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Imbimbo is the President and CEO of Caring Today, LLC., the publisher of Caring Today Magazine, the leading information resource within the family caregivers market. Prior to this, Mr. Imbimbo, was Executive Vice President of TBWA\New York and President for North America with TBWA/WorldHealth, a division of TBWA Worldwide where he directed consumer marketing program development for healthcare	6

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Manager*
			companies primarily within the pharmaceutical industry. Mr. Imbimbo serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC.Mr. company specializing in direct response branding and marketing.

Stephen V. Murphy, 62 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Murphy is President of S.V. Murphy & Co., an investment banking firm. Mr. Murphy serves as a director or manager of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC. He also serves on The First National Bank of Long Island and Bowne & Co., Inc.	6

John C. Hover II, 64 United States Trust Company, National Association 114 West 47th Street New York, NY 10036	Manager and Chairman of the Board	Since Company inception	Mr. Hover was an Executive Vice President of U.S. Trust Company (retired since 1998). Mr. Hover serves as chairman of the board of directors or managers of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC and Excelsior Venture Investors III, LLC. He also serves on the board of directors of Tweedy, Browne Fund, Inc.	3

*	The “Fund Complex” consists of Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC.

Officers

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years
David R. Bailin, 47 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Co-Chief Executive Officer	Since December, 2006	Managing Director, Alternative Investment Group, Bank of America (7/07 to present); Managing Director and Head of Alternative Investments, U.S. Trust (9/06 to 6/07); co-founder of Martello Investment Management, a hedge fund-of-funds specializing in trading strategies (2/02 to 9/06); Chief Operating Officer and Partner of Violy, Byorum and Partners, LLC, an investment banking firm focusing on Latin America (1/00 to 1/02).

Raghav V. Nandagopal, 45 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Co-Chief Executive Officer	Since June, 2005	Senior Vice President, Alternative Investment Group, Bank of America (7/07 to present); Senior Vice President U.S. Trust (2001 to 6/07); prior to U.S. Trust, Mr. Nandagopal held positions at McKinsey & Company and AT&T Capital.

Steven L. Suss, 47 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Chief Financial Officer and Treasurer	Since April, 2007	Chief Financial Officer, Alternative Investment Group, Bank of America (7/07 to present); Director (4/07 to present), Senior Vice President (7/07 to present), and President (4/07 to 6/07) of UST Advisers, Inc.; Senior Vice President of U.S. Trust’s Alternative Investment Division (4/07 to 6/07); Chief Financial Officer and Chief Compliance Officer, Heirloom Capital Management, L.P. (5/02 to 9/06); Vice President and Chief Financial Officer, Westway Capital LLC (9/97 to 1/02).

Benjamin Tanen, 31 UST Advisers, Inc. 225 High Ridge Road Stamford, CT 06905	Vice President	Since April, 2007	Vice President, Alternative Investment Group, Bank of America (7/07 to present); Vice President, UST Advisers, Inc. (9/05 to present); Associate and Vice President at Dawntreader Ventures (formerly SoundView Ventures), a venture capital firm (2000 to 2005); Associate Analyst at Giga Information Group (now Forrester Research), a technology research and advisory firm (1997 to 1999).

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years
Marina Belaya, 40 Bank of America 114 W. 47th Street New York, NY 10036	Secretary	Since April, 2007	Assistant General Counsel, Bank of America (7/07 to present); Vice President and Senior Attorney of U.S. Trust (2/06 to 6/07); Vice President, Corporate Counsel, Prudential Financial (4/05 to 01/06); Associate, Schulte Roth & Zabel LLP (09/02 to 03/05).

Linda Wondrack, 43 Bank of America One Financial Center Boston, MA 02111	Chief Compliance Officer	Since August, 2007	Director (Columbia Management Group LLC and Investment Product Group Compliance), Bank of America (6/05 to present); Director of Corporate Compliance and Conflicts Officer, MFS Investment Management (8/04 to 5/05; Managing Director, Deutsche Asset Management (prior to 8/04).

All officers of the Company are employees and/or officers of the Investment Adviser.

Officers of the Company are elected by the Managers and hold office until they resign, are removed or are otherwise disqualified to serve.

Audit Committee Financial Expert

Mr. Murphy is the audit committee financial expert as defined by the Securities and Exchange Commission (“SEC”) rules and is “independent,” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

As of the end of the period, October 31, 2007, the Company has adopted a code of ethics, which complies with the criteria provided in the SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is incorporated herein by reference in Item 15 of this Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company’s managers and executive officers and any persons holding more than 10% of the Company’s outstanding units are required to report their ownership of units and any changes in the ownership of the Company’s units to the Company and the SEC. To the best of the Company’s knowledge, the Company’s managers and executive officers have satisfied these filings.

ITEM 11.	EXECUTIVE COMPENSATION.

The Company has no full-time employees. Pursuant to the Investment Agreement, the Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser, the Company will pay a management fee based upon average quarterly net assets and an incentive fee based in part on a percentage of realized capital gains of the Company.

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

The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2007.

Name of Person/Position	Aggregate Compensation From The Company	Total Compensation From the Company And Fund Complex * Paid to Managers
John C. Hover II Manager	$23,000	$48,250 (3 Funds)
Gene M. Bernstein Manager	$25,000	$84,750 (6 Funds)
Stephen V. Murphy Manager	$24,000	$76,250 (6 Funds)
Victor F. Imbimbo, Jr. Manager	$25,000	$83,750 (6 Funds)

*	The “Fund Complex” includes Excelsior Private Equity Fund II, Inc., Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company, and the compensation is as of December 31, 2007.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of October 31, 2007, certain beneficial owners, the managers, the Chief Executive Officer and the managers and executive officers as a group held of record the following shares. Except as set forth below, to the Company’s knowledge and based solely on a review of Forms 13D and 13G filed with the SEC (or the lack of such filings, as the case may be), no other person beneficially owned more than 5% of the Company’s shares.

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

On December 11, 2006, Deloitte & Touche LLP (“D&T”), the registrant’s independent registered public accounting firm, informed the registrant that it is not independent of Bank of America Corporation (“Bank of America”), and that, effective upon the closing date of the sale of U.S. Trust Corporation and its subsidiaries to Bank of America, D&T will no longer be able to serve as the registrant’s independent registered public accounting firm and provide any attest services to the registrant. On January 29, 2007, the Board of Managers of the registrant received a letter of resignation from D&T indicating that D&T will no longer serve as the registrant’s independent registered public accounting firm. On January 29, 2007, the registrant engaged PricewaterhouseCoopers (“PWC”) as the registrant’s independent registered public accounting firm for the fiscal year ending October 31, 2007, replacing D&T.

Audit Fees

(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the registered public accountant for the audit of the Company’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $108,160 for 2006 and $107,060 for 2007.

Audit-Related Fees

(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the registered public accountant that are reasonably related to the performance of the audit of the Company’s financial statements and are not reported under paragraph (a) of this Item are $0 for 2006 and $23,000 for 2007.

Tax Fees

(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the registered public accountant for tax compliance, tax advice, and tax planning are $0 for 2006 and $0 for 2007.

All Other Fees

(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the registered public accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2006 and $0 for 2007.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements

The financial statements listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

2.	Financial Statement Schedules

The financial statement schedules listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

3.	Exhibits

(3)(a)	Certificate of Formation of Limited Liability Company. [1]

(3)(b)	Certificate of Amendment. [1]

(3)(c)	Form of Limited Liability Company Operating Agreement. [1]

(4)	For instruments defining the rights of security holders see Exhibits (3)(a), (b) and (c), (10)(h),(i),(j) and (k) hereto and the Specimen Certificate of the Company’s units. [1]

(10)(a) (i)	Form of Investment Advisory Agreement for former Investment Adviser. [1]

(10)(a)(ii)	Form of Investment Advisory Agreement for Investment Adviser.

(10)(b)	Form of Investment Sub-Advisory Agreement. [1]

(10)(c)	Form of Distribution Agreement. [1]

(10)(d)	Form of Selling Agent Agreement. [1]

(10)(e)	Form of Custodian Agreement. [1]

(10)(f)	Form of Administration, Accounting and Investor Services Agreement. [1]

(10)(g)	Form of Escrow Agreement. [1]

(10)(h)	Form of Subscription Agreement for investment in units of the Company. [1]

(10)(i)	Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company. [1]

(10)(j)	Amended and Restated Agreement with respect to Seed Capital. [2]

(10)(k)	Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC. [1]

(10)(l)	Investment Sub-Advisory Agreement dated December 21, 2001 among the Company, U.S. Trust Company and U.S. Trust Company, N.A. [3]

(14)	Code of Ethics.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(a)	Audit Committee Charter.

[1]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).
[2]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-30986).
[3]	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: 01/25/08	By:	/S/ DAVID R. BAILIN
David R. Bailin
Co-Chief Executive Officer

Date: 01/25/08	By:	/S/ RAGHAV V. NANDAGOPAL
Raghav V. Nandagopal
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ DAVID R. BAILIN David R. Bailin	Co-Chief Executive Officer	01/25/08

/S/ RAGHAV V. NANDAGOPAL Raghav V. Nandagopal	Co-Chief Executive Officer	01/25/08

/S/ STEVEN L. SUSS Steven L. Suss	Treasurer and Chief Financial Officer	01/25/08

/S/ JOHN C. HOVER II. John C. Hover II	Chairman of the Board and Director	01/25/08

/S/ GENE M. BERNSTEIN Gene M. Bernstein	Director	01/25/08

/S/ STEPHEN V. MURPHY Stephen V. Murphy	Director	01/25/08

/S/ VICTOR F. IMBIMBO, JR. Victor F. Imbimbo, Jr.	Director	01/25/08

1