Form 10-Q
period 2008-01-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2008-03-17
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2008

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

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2008 (Unaudited)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	MONEY MARKET INSTRUMENTS
11,635,000	Federal Home Loan Bank Discount Note 1.75%, 2/01/08		11,634,434	11,634,434	15.52%

	PUBLIC COMPANIES #
	Common Stocks
	Life Sciences **
714,869	Genoptix, Inc. (GXDX)	07/03 - 05/05	3,124,453	20,705,754	27.63%

	TOTAL COMMON STOCK - PUBLIC COMPANIES		3,124,453	20,705,754	27.63%

	PRIVATE COMPANIES **
	Common Stocks #
	Optical @
6,025,313	OpVista, Inc.	06/06 - 12/07	13,649,206	—	0.00%

	TOTAL COMMON STOCK - PRIVATE COMPANIES		13,649,206	—	0.00%

	Preferred Stocks #
	Enterprise Software @
8,940,298	LogicLibrary, Inc., Series A	01/02 - 11/07	4,087,685	4,087,685	5.45%
3,080,464	LogicLibrary, Inc., Series A-1	08/03 - 05/04	1,408,450	1,408,450	1.88%

			5,496,135	5,496,135	7.33%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 - 11/03	1,999,999	2,499,999	3.34%
700,000	Archemix Corporation, Series B	03/04 - 12/05	700,000	875,000	1.17%

			2,699,999	3,374,999	4.51%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	438,397	0.58%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	124,943	0.17%
318,845	Tensys Medical, Inc., Series E	07/06 - 12/07	403,364	1,147,842	1.53%

			6,828,364	1,711,182	2.28%

	Optical @
1,674,078	OpVista, Inc., Series AA	06/06 - 01/07	966,605	626,896	0.84%
132,200	OpVista, Inc., Series BB	03/07 - 04/07	94,426	49,505	0.07%
3,418,748	OpVista, Inc., Series CC	12/07	683,075	1,025,624	1.37%

			1,744,106	1,702,025	2.28%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 - 05/04	6,650,000	6,650,000	8.87%
1,697,957	Ethertronics, Inc. Series C	05/05 - 04/07	2,546,936	2,546,937	3.40%

			9,196,936	9,196,937	12.27%

	TOTAL PREFERRED STOCKS - PRIVATE COMPANIES		25,965,540	21,481,278	28.67%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 - 07/06	—	—	0.00%

	Optical
675,313	OpVista, Inc., Series CC (expiration date 10/12)		675	675	0.00%

	TOTAL WARRANTS - PRIVATE COMPANIES		675	675	0.00%

	TOTAL - PRIVATE COMPANIES		39,615,421	21,481,953	28.67%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2008 (Unaudited)

Percent Owned		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE INVESTMENT FUNDS **, #
0.39%	Advanced Technology Ventures VII, L.P.	08/01-01/08	1,785,404	2,115,170	2.82%
1.58%	Burrill Life Sciences Capital Fund	12/02-12/07	1,963,009	2,011,674	2.69%
1.35%	CHL Medical Partners II, L.P.	01/02-12/07	1,456,857	1,459,661	1.95%
1.04%	CMEA Ventures VI, L.P.	12/03-11/07	1,683,017	2,783,547	3.71%
0.36%	Morgenthaler Partners VII, L.P.	07/01-10/07	1,733,167	1,684,065	2.25%
0.58%	Prospect Venture Partners II, L.P.	06/01-12/07	1,354,274	1,759,698	2.35%
0.98%	Sevin Rosen Fund IX, L.P.	10/04-12/07	1,251,609	1,404,074	1.87%
2.36%	Tallwood II, L.P.	12/02-12/07	2,440,444	1,823,691	2.43%
1.70%	Valhalla Partners, L.P.	10/03-12/07	1,888,478	2,169,150	2.89%

	TOTAL PRIVATE INVESTMENT FUNDS		15,556,259	17,210,730	22.96%

Shares
	INVESTMENT COMPANIES
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	1.31%

	TOTAL INVESTMENTS		70,914,695	72,016,999	96.09%

	OTHER ASSETS & LIABILITIES (NET)			2,932,600	3.91%

	NET ASSETS			$74,949,599	100.00%

**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at January 31, 2008 was $58,296,133. Total fair value of restricted and illiquid securities owned at January 31, 2008 was $59,398,437 or 79.26% of net assets.
#	Non-income producing securities.
@	At January 31, 2008, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”). Total fair value of affiliated securities owned at January 31, 2008 (including investments in controlled affiliates) was $18,106,954 or 24.16% of Net Assets.
##	Disclosure is required for restricted securities only.
***	Based on Fair Value.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007 (Audited)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	MONEY MARKET INSTRUMENTS
10,385,000	Federal Home Loan Bank Discount Note 4.40%, 11/01/07		10,383,731	10,383,731	14.35%

	PUBLIC COMPANIES #
	Common Stocks
	Wireless
5,338	Citrix Systems, Inc. (CTXS)		226,011	229,481	0.32%

	Capital Equipment
12,059	Acme Packet, Inc. (APKT)		160,803	173,168	0.24%

	Life Sciences **
714,870	Genoptix, Inc. (GXDX)	07/03 - 05/05	3,124,453	10,594,373	14.64%

	TOTAL - PUBLIC COMPANIES COMMON STOCK		3,511,267	10,997,022	15.20%

	PRIVATE COMPANIES **
	Common Stocks #
	Capital Equipment @
157,396	MIDAS Vision Systems, Inc.	03/03	4,000,000	—	0.00%

	Optical @
1,079,541	OpVista, Inc.	06/06	9,184,030	1,184,567	1.64%

	TOTAL COMMON STOCKS - PRIVATE COMPANIES		13,184,030	1,184,567	1.64%

	Preferred Stocks #
	Capital Equipment @
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	1,054,960	—	0.00%

	Enterprise Software @
8,751,782	LogicLibrary, Inc., Series A	01/02 - 09/07	4,001,492	4,001,492	5.53%
3,080,464	LogicLibrary, Inc., Series A-1	08/03 - 05/04	1,408,450	1,408,450	1.95%

			5,409,942	5,409,942	7.48%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 - 11/03	1,999,999	2,999,999	4.15%
700,000	Archemix Corporation, Series B	03/04 - 12/05	700,000	1,050,001	1.45%

			2,699,999	4,050,000	5.60%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	534,026	0.74%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	152,197	0.21%
96,629	Tensys Medical, Inc., Series E	07/06 - 04/07	115,954	347,865	0.48%

			6,540,954	1,034,088	1.43%

	Optical @
5,683,906	OpVista, Inc., Series AA	06/06 - 01/07	5,034,407	6,236,892	8.62%
433,400	OpVista, Inc., Series BB	03/07 - 04/07	491,800	491,800	0.68%

			5,526,207	6,728,692	9.30%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 - 05/04	6,650,000	6,650,000	9.19%
1,697,957	Ethertronics, Inc. Series C	05/05 - 04/07	2,546,936	2,546,937	3.52%

			9,196,936	9,196,937	12.71%

	TOTAL PREFERRED STOCKS		30,428,998	26,419,659	36.52%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007 (Audited)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE COMPANIES ** - (continued)
	Notes @
	Optical
237,321	NanoOpto Corp, 10% Bridge Note, in default	03/07	237,321	160,000	0.22%

	Optical @
675,989	OpVista, Inc., 8% Bridge Note, April 2008, #	10/07	675,989	1,351,978	1.87%

	TOTAL NOTES		913,310	1,511,978	2.09%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 - 07/06	—	—	0.00%

	Optical @
675,313	OpVista, Inc., Series CC (expiration date 10/12)		—	—	0.00%

	TOTAL WARRANTS		—	—	0.00%

	TOTAL - PRIVATE COMPANIES		44,526,338	29,116,204	40.25%

Percent Owned
	PRIVATE INVESTMENT FUNDS **, #
0.39%	Advanced Technology Ventures VII, L.P.	08/01 - 09/07	1,650,405	1,986,022	2.75%
1.58%	Burrill Life Sciences Capital Fund	12/02 - 10/07	1,920,303	1,722,901	2.38%
1.35%	CHL Medical Partners II, L.P.	01/02 - 10/07	1,326,857	1,432,494	1.98%
1.04%	CMEA Ventures VI, L.P.	12/03 - 06/07	1,563,017	2,114,538	2.92%
0.36%	Morgenthaler Partners VII, L.P.	07/01 - 10/07	1,749,476	1,697,580	2.35%
0.58%	Prospect Venture Partners II, L.P.	06/01 - 05/07	1,561,766	2,194,662	3.03%
0.98%	Sevin Rosen Fund IX, L.P.	10/04 - 08/07	1,528,989	1,734,616	2.40%
2.36%	Tallwood II, L.P.	12/02 - 08/07	2,290,443	1,683,388	2.33%
1.70%	Valhalla Partners, L.P.	10/03 - 07/07	1,967,875	1,990,649	2.75%

	TOTAL PRIVATE INVESTMENT FUNDS		15,559,131	16,556,850	22.89%

Shares
	INVESTMENT COMPANIES
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	1.36%

	TOTAL INVESTMENTS		74,964,595	68,037,935	94.05%

	OTHER ASSETS & LIABILITIES (NET)			4,304,264	5.95%

	NET ASSETS			$72,342,199	100.00%

**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2007 was $63,209,922. Total fair value of restricted and illiquid securities owned at October 31, 2007 was $56,267,427 or 77.78% of net assets.
#	Non-income producing securities.
@	At October 31, 2007, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act. Total fair value of affiliated securities owned at October 31, 2007 (including investments in controlled affiliates) was $25,066,204 or 34.64% of Net Assets.
##	Disclosure is required for restricted securities only.
***	Based on Fair Value.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	January 31, 2008 (Unaudited)	October 31, 2007 (Audited)
ASSETS:
Unaffiliated Issuers at fair value (Cost $33,999,273 and $33,138,256 respectively)	$53,910,045	$42,971,731
Non-Controlled Affiliated Issuers at fair value (Cost $36,915,422 and $41,826,339 respectively)	18,106,954	25,066,204

Investments, at fair value (Cost $70,914,695 and $74,964,595 respectively) (Note 1)	72,016,999	68,037,935

Cash and cash equivalents (Note 1)	3,241	26,240
Receivables from sale of investments	521,998	2,275,482
Restricted cash (Note 1)	2,834,984	2,672,393
Interest receivable	3,389	4,019
Prepaid insurance	18,764	—
Other assets	1,945	1,945

Total Assets	75,401,320	73,018,014

LIABILITIES:
Management fees payable (Note 2)	188,873	182,802
Professional fees payable	108,347	153,475
Deferred income (Note 1)	65,000	258,809
Administration fees payable (Note 2)	28,750	28,750
Board of Managers’ fees payable (Note 2)	27,500	19,500
Custody fees payable (Note 2)	15,290	17,002
Other payables	17,961	15,477

Total Liabilities	451,721	675,815

NET ASSETS	$74,949,599	$72,342,199

NET ASSETS consist of:
Members’ Capital (1)	$73,847,295	$79,268,859
Accumulated unrealized appreciation/(depreciation) on investments	1,102,304	(6,926,660)

Total Net Assets	$74,949,599	$72,342,199

Units of Membership Interest Outstanding
(Unlimited Number of no par value units authorized)	295,210	295,210
NET ASSET VALUE PER UNIT	$253.89	$245.05

(1)	Members’ Capital includes the accumulated net investment (loss), realized losses, capital contributions and capital distributions to Members.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2008	2007
INVESTMENT INCOME:
Interest income from unaffiliated investments(1)	$115,447	$168,802
Interest income from affiliated investments	9,447	32,912
Dividend income from unaffiliated investments	10,473	13,435

Total Investment Income	135,367	215,149

EXPENSES:
Management Investment Adviser fees (Note 2)	188,873	185,643
Professional fees	83,606	112,146
Administration fees (Note 2)	28,750	37,917
Board of Managers’ fees (Note 2)	22,000	22,000
Custodian fees (Note 2)	7,500	7,500
Insurance expense	6,300	7,906
Miscellaneous expenses	8,934	7,500

Total Expenses	345,963	380,612

NET INVESTMENT (LOSS)	(210,596)	(165,463)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 1)
Net realized (loss) on affiliated investments	(5,005,088)	(7,392,925)
Net realized (loss) on unaffiliated investments	(205,880)	(8,775)
Net change in unrealized appreciation on investments	8,028,964	5,657,048

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS	2,817,996	(1,744,652)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,607,400	$(1,910,115)

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended January 31,
	2008	2007
OPERATIONS:
Net investment (loss)	$(210,596)	$(165,463)
Net realized (loss) on investments	(5,210,968)	(7,401,700)
Net change in unrealized appreciation on investments	8,028,964	5,657,048

Net increase/(decrease) in net assets resulting from operations	2,607,400	(1,910,115)

DISTRIBUTION TO MEMBERS:
Distribution to Members	—	—

Total Distributions	—	—

Net increase/(decrease) in Net Assets	2,607,400	(1,910,115)

NET ASSETS:
Beginning of period	72,342,199	75,562,092

End of period	$74,949,599	$73,651,977

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase/(decrease) in net assets resulting from operations	$2,607,400	$(1,910,115)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash (used in) operating activities:
Net change in unrealized (appreciation) on investments	(8,028,964)	(5,657,048)
Purchase of investments	(1,236,876)	(1,960,688)
Proceeds received from the sale of investments and distributions received from private investment funds	1,326,511	1,380,088
Net realized loss on investments	5,210,968	7,401,700
Change in short-term investments - Net	(1,250,703)	1,576,740
(Increase) in restricted cash	(162,591)	—
Decrease/(increase) in receivables from sale of investments	1,753,484	(749,976)
Decrease/(increase) in interest receivable	630	(32,921)
(Increase) in prepaid insurance	(18,764)	(20,128)
(Decrease) in deferred income	(193,809)	—
Increase/(decrease) in management fee payable	6,071	(4,815)
(Decrease)/increase in professional fee payable	(45,128)	(45,089)
Increase in directors’ fees payable	8,000	8,000
(Decrease) in custody fees payable	(1,712)	—
Increase in other payables	2,484	13,066

Net cash (used in) operating activities	(22,999)	(1,186)

CASH FLOWS FOR FINANCING ACTIVITIES
Cash distributions to members	—	—

Net cash (used in) financing activities	—	—

Net (decrease) in cash	(22,999)	(1,186)

Cash and cash equivalents at beginning of period	26,240	2,934

Cash and cash equivalents at end of period	$3,241	$1,748

SUPPLEMENTAL INFORMATION
Non-cash distributions received from private investment funds (Note 1)	$563,864	$—

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

	Three Months Ended January 31,
	2008	2007
Per Unit Operating Performance: (1)

NET ASSET VALUE, BEGINNING OF PERIOD	$245.05	$255.96
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss)	(0.71)	(0.56)
Net realized and unrealized gain/(loss) on investment transactions	9.55	(5.91)

Net increase/(decrease) in net assets resulting from operations	8.84	(6.47)

Total Distributions to Members	—	—

NET ASSET VALUE, END OF PERIOD	$253.89	$249.49

TOTAL NET ASSET VALUE RETURN (2), (5)	3.60%	(2.53)%

RATIOS AND SUPPLEMENTAL DATA (3)
Net Assets, End of Period (000’s)	$74,950	$73,652
Ratios to Average Net Assets: (4)
Gross Expenses	1.89%	2.04%
Net Expenses (6)	1.89%	2.04%
Net Investment (loss)	(1.15)%	(0.89)%
Portfolio Turnover Rate (5)	2.13%	2.27%

(1)	Selected data for a unit of membership interest outstanding throughout each period.
(2)	Total investment value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore, the market value of total investment return is not presented.
(3)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds.
(4)	Annualized for a period less than a year.
(5)	Not annualized for a period less than a year.
(6)	The net expense ratio includes incentive fees allocable to the investment adviser, if any.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

January 31, 2008

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

The interim financial data as of January 31, 2008 and for the three months ended January 31, 2008 and January 31, 2007 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

A. Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with banks. All highly liquid investments are listed separately on the Portfolio of Investments.

B. Restricted Cash:

Restricted cash, if any, consisted of proceeds from the sales of investments held by counterparties as collateral for certain contingent claims for a specified period of time.

Note 1 — Significant Accounting Policies (continued)

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

At January 31, 2008 and October 31, 2007, market quotations were not readily available for the Company’s portfolio of securities valued at $59,398,437 or 79.26% of net assets and $56,267,427 or 77.78% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Note 1 — Significant Accounting Policies (continued)

D. Security transactions and investment income:

Private and Public Companies

Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts on fixed income investments, is earned from settlement date and is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

Private Investment Funds

Distributions from a Private Investment Fund are recorded as a return of capital and serve to reduce the cost basis of the Private Investment Fund. Distributions received in excess of the cost basis are recognized as realized gains. Distributions are recorded when they are received from the Private Investment Fund.

E. Income taxes:

Under current law and based on certain assumptions and representations, the Company intends to be treated as a partnership for federal, state and local income tax purposes. By reason of this treatment, the Company will itself not be subject to income tax. Rather, each member, in computing income tax, will include his, her or its allocable share of Company items of income, gain, loss, deduction and expense. The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of January 31, 2008, the Company has not received information to determine the tax cost of the Private Investment Funds. At December 31, 2006 and December 31, 2005, the Private Investment Funds had a cost basis for tax purposes of $12,465,650 and $9,315,233, respectively. Based on values of the Private Investment Funds as of January 31, 2008, and after adjustment for purchases and sales between December 31, 2006 and January 31, 2008, this results in net unrealized appreciation for tax purposes on the Private Investment Funds of $3,338,596. The cost basis for federal tax purposes of the Company’s other investments at January 31, 2008 is $57,348,989, and those investments had net depreciation on a tax basis at January 31, 2008 of ($2,542,720). The cost basis for federal tax purposes of the Company’s other investments at October 31, 2007, was $61,405,464, and those investments had net depreciation on a tax basis at October 31, 2007 of $9,924,379.

F. Deferred income:

Deferred income represents certain amounts not received by the Company until a subsequent period due to contingencies relating to the sale of an investment. As of January 31, 2008, there was approximately $65,000 of proceeds not released from an escrow account. As such, it is subject to certain risks and is merely an estimate of the potential claim against the escrow account. The end result of the legal matter may result in a claim against the escrow account greater than the current accrual or it may result in a claim amount smaller than the current estimate.

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

Prior to December 16, 2005, U.S. Trust Company, N.A. (“UST-NA”), acting through its registered investment advisory division, U.S. Trust Asset Management Division, served as the investment adviser to the Company (the “former Investment Adviser”) pursuant to an Investment Advisory Agreement (the “Agreement”). Effective December 16, 2005, USTA assumed the duties of UST-NA.

Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to March 31, 2006 and pursuant to a sub-advisory agreement among the Company, the former Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of January 31, 2008 and October 31, 2007, $188,873 and $182,802, respectively, were payable to the Investment Adviser.

Prior to March 31, 2006, USTA was a wholly-owned subsidiary of UST-NA, and UST–NA and U.S. Trust—NY were wholly-owned subsidiaries of U.S. Trust Corp. Effective March 31, 2006, U.S. Trust NY converted into a national bank named United States Trust Company, National Association (“U.S. Trust”) and UST-NA merged into U.S. Trust. U.S Trust was the surviving entity and remained a wholly-owned subsidiary of U.S. Trust Corp. U.S Trust, acting through its registered investment advisory division, U.S. Trust-New York Asset Management Division (the “Investment Sub-Adviser”), was also serving as investment sub-adviser to the Company pursuant to an investment sub-advisory agreement.

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

On February 22, 2008, U.S. Trust merged into Bank of America, N.A., an indirect wholly-owned subsidiary of Bank of America.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type and (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of January 31, 2008 and October 31, 2007, there was no Incentive Carried Interest earned by the Investment Adviser.

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

Charles Schwab & Co., Inc. (the “Distributor”), the principal subsidiary of Schwab, served as the Company’s distributor for the offering of units. The former Investment Adviser paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in the offering. The Investment Adviser or an affiliate paid the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.5% of the gross proceeds received by the Company from the offering.

Each member of the Board of Managers receives $10,000 as an annual retainer and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board receives $2,000 per quarterly meeting attended. In addition, each Board member receives $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members receive $1,500, while the Chairman of the Audit Committee receives an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of Bank of America, or its subsidiaries, who serves as an officer, manager or employee of the Company, receives any compensation from the Company.

As of January 31, 2008 and October 31, 2007, Excelsior Venture Investors III, LLC had an investment in the Company of $47,580,466 and $45,925,203, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 3 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and proceeds from sales of securities for the three months ended January 31, 2008 and January 31, 2007 were as follows:

Three Months Ended January 31	Purchases ($)	Proceeds ($)
2008	1,236,876	1,326,511
2007	1,960,688	1,380,088

Note 4 — Commitments

As of January 31, 2008, the Company had unfunded investment commitments to private investment funds totaling $5,564,963. The Company also had commitments from its investors of $148.8 million, of which $2.7 million remains uncalled.

Private Investment Funds	Commitment	Unfunded Commitment
Advanced Technology Ventures VII, L.P.	$2,700,000	$256,500

Burrill Life Sciences Capital Fund	$3,000,000	$873,703

CHL Medical Partners II, L.P.	$2,000,000	$185,000

CMEA Ventures VI, L.P.	$3,000,000	$1,260,000

Morgenthaler Partners VII, L.P.	$3,000,000	$300,000

Prospect Venture Partners II, L.P.	$3,000,000	$495,000

Sevin Rosen Fund IX, L.P.	$3,000,000	$1,125,000

Tallwood II, L.P.	$3,000,000	$450,000

Valhalla Partners, L.P.	$3,000,000	$619,760

Total	$25,700,000	$5,564,963

Note 5 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the three months ended January 31, 2008 and October 31, 2007. Transactions with companies, which are or were affiliates, were as follows:

				For Three Months Ended January 31, 2008 (Unaudited)
Name of Investment	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/ (Loss)	Shares/Principal Amount Held at January 31, 2008	January 31, 2008 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	—	—	—	—	—	193,809	—	—

Total Controlled Affiliates		$—	$—	$—	$—	$193,809		$—

Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,937
LogicLibrary, Inc., Series A Preferred	8,751,782	4,001,492	84,507	—	1,686	—	8,940,298	4,087,685
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	(1,054,960)	—	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	(4,000,000)	—	—
NanoOpto Corp., Bridge Note	237,321	160,000	—	93,384	—	(143,937)	—	—
OpVista, Inc., Series AA Preferred	5,683,906	6,236,892	(4,067,801)	—	—	—	1,674,078	626,896
OpVista, Inc., Common Stock	1,079,541	1,184,567	4,465,175	—	—	—	6,025,313	—
OpVista, Inc., Series BB Convertible Preferred	433,399	491,800	(397,374)	—	—	—	132,200	49,505

OpVista, Inc., Series CC Convertible Preferred	—	—	683,750	—	—	—	3,418,748	1,025,624
OpVista, Inc., Bridge Note	675,989	1,351,978	(683,750)	—	7,761	—	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	675
Tensys Medical, Inc., Series C Preferred	4,166,667	534,026	—	—	—	—	4,166,667	438,397
Tensys Medical, Inc., Series D Preferred	1,187,500	152,197	—	—	—	—	1,187,500	124,943
Tensys Medical, Inc., Series E Preferred	96,629	347,865	287,410	—	—	—	318,845	1,147,842

Total Non-Controlled Affiliates		$25,066,204	$371,917	$93,384	$9,447	$(5,198,897)		$18,106,954

Total Non-Controlled and Controlled Affiliates		$25,066,204	$371,917	$93,384	$9,447	$(5,005,088)		$18,106,954

				For the Year Ended October 31, 2007 (Audited)
Name of Investment	Shares/Principal Amount Held at October 31, 2006	October 31, 2006 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$9,942,786	$—	$1,573,881	$—	$—
Pilot Software Inc., Bridge Note, 9%	1,404,600	1,404,600	—	2,864,704	36,712	1,403,907	—	—
Cydelity Inc., Series A Preferred	19,995,000	—	—	—	—	(3,999,000)	—	—
Cydelity Inc., Series A-1 Preferred	19,702,277	3,940,456	—	—	—	(3,940,455)	—	—
Cydelity Inc., Series A-2 Preferred	25,535,051	2,500,009	—	1,001,681	—	(1,498,327)	—	—
Cydelity Inc., Common Stock	1,000,000	—	—	—	—	(1,000)	—	—

Total Controlled Affiliates		$15,955,161	$—	$13,809,171	$36,712	$(6,460,994)		$—

Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	(3,500,000)	—	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	(1,441,133)	—	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	—	—
Ethertronics, Inc., Series C Warrants	214,073	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,316,793	1,975,190	571,746	—	—	—	1,697,957	2,546,937
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	—	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	(554,178)	—	—	—	—	—
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	(461,815)	—	—	—	—	—
LightConnect, Inc., Series C Preferred	—	—	—	—	—	168,484	—	—
LogicLibrary, Inc., Series A Preferred	7,762,821	3,549,296	452,196	—	—	—	8,751,782	4,001,492
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	840,912	—	—	—	(2,231,212)	—	—
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	(1,286,154)	—	—
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	(733,389)	—	—
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	—	—
NanoOpto Corp., Series D Preferred	1,234,263	382,622	—	—	—	(382,622)	—	—
NanoOpto Corp., Bridge Note	—	—	237,321	—	—	—	237,321	160,000
OpVista, Inc., Series AA Preferred	5,089,790	5,367,967	526,227	—	—	—	5,683,906	6,236,892
OpVista, Inc., Common Stock	1,079,541	1,138,542	—	—	—	—	1,079,541	1,184,567
OpVista, Inc., Series BB Convertible Preferred	—	—	491,800	—	—	—	433,399	491,800
OpVista, Inc., Bridge Note	—	—	675,989	—	—	—	675,989	1,351,978
OpVista, Inc., Series CC Warrants	—	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Common	40,026	—	—	—	—	(4,759,081)	—	—
Silverback Systems, Inc., Series B	559,993	1,600,000	—	749,976	—	(750,805)	—	—
Silverback Systems, Inc., Series A-2 Preferred	772,503	—	—	—	—	(2,070,310)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	534,026
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	152,197
Tensys Medical, Inc., Series E Preferred	—	—	—	115,954	—	—	96,629	347,865
Tensys Medical, Inc., Bridge Note	52,017	52,017	59,039	(115,954)	4,898	—	—	—

Total Non-Controlled Affiliates		$30,327,177	$96,681	$749,976	$4,898	$(16,986,222)		$25,066,204

Total Non-Controlled and Controlled Affiliates		$46,282,338	$96,681	$14,559,147	$41,610	$(23,447,216)		$25,066,204

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

Note 8 – New Accounting Pronouncement

The Financial Accounting Standards Board (“FASB”) issued Interpretation 48 in July 2006, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement 109” (“FIN 48”). FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position must meet before being recognized in the financial statements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has evaluated FIN 48 and determined that it will have no material impact on these financial statements.

FASB issued Statement No. 157 in September 2006, “Fair Value Measurements,” which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is reviewing the statement and its impact on the financial statements.

FASB issued Statement No. 159 (“SFAS 159”) in February 2007. “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for Financial Statements issued for fiscal year beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. The Company is reviewing the statement and its impact on the financial statements.

Note 8 – New Accounting Pronouncement (continued)

FASB approved the issuance of Statement of Position (“SOP”) 07-01 in June of 2007, “Clarification of the Scope of the Audit and Accounting Guide Investment Companies and Accounting by Parent Companies and Equity Method Investors for Investments in Investment Companies,” which was originally effective for fiscal year beginning on or after November 15, 2007. Subsequent to the issuance of SOP 07-01, FASB issued FASB Staff Position (“FSP”) 07-01a, which proposes to indefinitely delay the effective date of SOP 07-01 and prohibits early adoption of SOP 07-01 until a final FSP is issued. The Company is reviewing SOP 07-01 and its impact on the financial statements.

Note 9 – Subsequent Events

On February 22, 2008, U.S. Trust merged into Bank of America, N.A., an indirect wholly-owned subsidiary of Bank of America.

On February 28, 2008, an underwriting agreement became effective where by the Company was able to participate in a secondary offering. Pursuant to the terms of such agreement, the Company sold approximately 122,359 shares of Genoptix, Inc. at a public offering price of $25.50 per share. The Company sold an additional 20,557 shares over the original allotment as a result of increased demand. The net proceeds received by virtue of the sale, net of all customary fees and expenses, is $3,455,632.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the Three months ended January 31, 2008 as Compared to the Similar Periods in 2007

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

At January 31, 2008, the Company held $3,241 in cash and cash equivalents and $12,618,562 short-term investments, as compared to $26,240 in cash and cash equivalents and $11,367,859 in short-term investments, at October 31, 2007. The overall increase in cash and short-term investments was primarily due to cash received from realizations and exceeded the new and follow-on investments. The Company during this period funded additional capital per its commitments to its private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through January 31, 2008, has contributed $20,135,037 or 78.35% of the total capital committed to nine private investment funds. During the three months ended January 31, 2008, the Company also participated in follow-on financing rounds for several of its private companies totaling $371,917.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Results of Operations

Investment Income and Expenses

For the three months ended January 31, 2008, the Company had investment income of $135,367, primarily from investments in short-term securities, and net operating expenses of $345,963, resulting in a net investment loss of ($210,596). For the three months ended January 31, 2007, the Company had investment income of $215,149, primarily from investments in short-term securities, and net operating expenses of $380,612, resulting in a net investment loss of ($165,463). The decrease in investment income for the three months ended January 31, 2008 is due to decrease in interest income from investments in the private companies.

For the three months ended January 31, 2008 and 2007, the Investment Adviser earned $188,873 and $185,643 in management fees, respectively. Management fees recorded during the period ended January 31, 2008 and January 31, 2007 are at an annual rate of 1.00% of net assets. The Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company. This fee is determined and payable quarterly. Effective July 1, 2007, the Investment Sub-Adviser ceased to serve as investment sub-adviser to the Company.

Net Assets

The Company’s net assets were $74,949,599, or a net asset value per unit of $253.89, at January 31, 2008. This represents an increase of $2,607,400, or $8.84 per unit, from net assets of $72,342,199, or $245.05 per unit, at October 31, 2007. The net increase resulted principally from a net increase in net assets from operations of $2,607,400 or $8.84 per unit.

Realized and Unrealized Gains and Losses from Portfolio Investments

The realized loss of ($5,210,968) for the three months ended January 31, 2008 is comprised of losses from Company’s write off of Midas Vision Systems, Inc., a private company investment, which resulted in a realized loss of ($5,054,960). This loss also includes a realized loss of ($82,047) from the Company’s sale of stock of Hansen Medical, Inc. The remaining net loss of ($73,961) is comprised of all other gains/(losses) of the remaining direct investments and private investment funds. For the three months ended January 31, 2007, the Company had a net realized gain/(loss) on security transactions of ($7,401,700). The net realized (loss) for the three months ended January 31, 2007 was principally the result of the Company’s sale of Silverback Systems, Inc, a private company investment, which resulted in a realized loss of ($7,580,196).

For the three months ended January 31, 2008 and 2007, the Company had a net change in unrealized appreciation on investments of $8,028,964 and $5,657,048, respectively. The net change in unrealized appreciation for the three months ended January 31, 2008 was principally the combination of: i) the reversal of unrealized losses due to write off of Midas Vision of $5,054,960; ii) appreciation on Genoptix, Inc. of $10,111,381; and iii) appreciation on Private Investment Funds of $656,752. This unrealized gain was partially offset by the unrealized loss on OpVista, Inc. of ($7,570,304). The net change in unrealized depreciation for the period ended January 31, 2007 was principally the combination of: i) the sale of Silverback Systems Inc., a private company investment, which resulted in a decrease in unrealized depreciation of $6,730,172 due to the reclassification from an unrealized depreciation to realized loss; ii) a decrease of ($4,840,465) due to the write-down of Cydelity, Inc., a private company investment; iii) an increase of $3,736,394 due to the write-up of Pilot Software, Inc., a private company investment, and (iv) an overall decrease in the valuation of the Company’s private investment funds.

Application of Critical Accounting Policies

Under the supervision of the Valuation and Audit Committees of the Company’s Board of Managers, consisting of the Managers, who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Managers”), of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 79.26% of the Company’s net assets at January 31, 2008. For the private investments held at January 31, 2008, changes to these estimates and realizations resulted in a $7.4 million increase in net asset value from October 31, 2007.

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

Initially, direct private company investments are valued based upon their original cost until developments provide a sufficient basis for use of a valuation other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or “appraisal” methods of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board of Managers, or both, under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

Application of Critical Accounting Policies (continued)

The valuation of the Company’s private funds is based upon the its pro-rata share of the value of the assets of a private fund as determined by such private fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation, on the valuation date. If such valuation with respect to the Company’s investments in private funds is not available by reason of timing or other event on the valuation date, or deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

The Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price will be applied.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds. As of January 31, 2008, 79.26% of the Company’s net assets are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At January 31, 2008 and January 31, 2007, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in hold, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2008 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

EXCELSIOR VENTURE PARTNERS III, LLC

Date: March 17, 2008	By:	/s/ David R. Bailin
David R. Bailin
Co-Chief Executive Officer

Date: March 17, 2008	By:	/s/ Raghav V. Nandagopal
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: March 17, 2008	By:	/s/ Steven L. Suss
Steven L. Suss
Treasurer and Chief Financial Officer