Form 10-Q
period 2008-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2008-06-16
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2008

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

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2008 (Unaudited)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PUBLIC COMPANIES #
	Common Stocks
	Life Sciences **
571,954	Genoptix, Inc. (GXDX)	07/03 - 05/05	2,237,392	14,863,753	24.68%

	TOTAL COMMON STOCK - PUBLIC COMPANIES		2,237,392	14,863,753	24.68%

	PRIVATE COMPANIES **
	Common Stocks #
	Optical @
6,025,312	OpVista, Inc.	06/06 - 12/07	13,649,206	—	0.00%

	TOTAL COMMON STOCK - PRIVATE COMPANIES		13,649,206	—	0.00%

	Preferred Stocks #
	Enterprise Software @
8,940,298	LogicLibrary, Inc., Series A	01/02 - 11/07	4,087,685	—	0.00%
3,080,464	LogicLibrary, Inc., Series A-1	08/03 - 05/04	1,408,450	—	0.00%

			5,496,135	—	0.00%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 - 11/03	1,999,999	2,499,999	4.15%
700,000	Archemix Corporation, Series B	03/04 - 12/05	700,000	875,000	1.45%

			2,699,999	3,374,999	5.60%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	—	0.00%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	—	0.00%
318,845	Tensys Medical, Inc., Series E	07/06 - 12/07	382,623	—	0.00%

			6,807,623	—	0.00%

	Optical @
1,088,532	OpVista, Inc., Series AA	06/06 - 01/07	966,605	551,817	0.92%
83,001	OpVista, Inc., Series BB	03/07 - 04/07	94,426	44,075	0.07%
3,418,748	OpVista, Inc., Series CC	12/07	683,075	1,025,624	1.70%

			1,744,106	1,621,516	2.69%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 - 05/04	6,650,000	6,650,000	11.04%
1,697,957	Ethertronics, Inc. Series C	05/05 - 04/07	2,546,936	2,546,936	4.23%

			9,196,936	9,196,936	15.27%

	TOTAL PREFERRED STOCKS - PRIVATE COMPANIES		25,944,799	14,193,451	23.56%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 - 07/06	—	—	0.00%

	Optical
675,313	OpVista, Inc., Series CC (expiration date 10/12)	10/07	675	675	0.00%

	TOTAL WARRANTS		675	675	0.00%

	TOTAL - PRIVATE COMPANIES		39,594,680	14,194,126	23.56%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2008 (Unaudited)

Percent Owned		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE INVESTMENT FUNDS **, #
0.39%	Advanced Technology Ventures VII, L.P.	08/01 - 01/08	1,785,404	2,022,102	3.36%
1.58%	Burrill Life Sciences Capital Fund	12/02 - 12/07	1,963,009	1,540,147	2.56%
1.35%	CHL Medical Partners II, L.P.	01/02 - 03/08	1,541,857	1,551,292	2.57%
1.04%	CMEA Ventures VI, L.P.	12/03 - 02/08	1,863,017	2,811,152	4.67%
0.36%	Morgenthaler Partners VII, L.P.	07/01 - 10/07	1,733,167	1,706,739	2.83%
0.58%	Prospect Venture Partners II, L.P.	06/01 - 03/08	1,414,275	1,766,782	2.93%
0.98%	Sevin Rosen Fund IX, L.P.	10/04 - 04/08	1,416,609	1,551,116	2.57%
2.36%	Tallwood II, L.P.	12/02 - 02/08	2,590,443	1,939,899	3.22%
1.70%	Valhalla Partners, L.P.	10/03 - 03/08	1,937,501	2,210,717	3.67%

	TOTAL PRIVATE INVESTMENT FUNDS		16,245,282	17,099,946	28.38%

Shares
	INVESTMENT COMPANIES
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	1.63%

	TOTAL INVESTMENTS		59,061,482	47,141,953	78.25%

	OTHER ASSETS & LIABILITIES (NET)			13,105,602	21.75%

	NET ASSETS			$60,247,555	100.00%

**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at April 30, 2008 was $58,077,354. Total fair value of restricted and illiquid securities owned at April 30, 2008 was $46,157,825 or 76.62% of net assets.
#	Non-income producing securities.
@	At April 30, 2008, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Total fair value of affiliated securities owned at April 30, 2008 (including investments in controlled affiliates) was $10,819,127 or 17.96% of Net Assets.
##	Disclosure is required for restricted securities only.
***	Based on Fair Value.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007 (Audited)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	MONEY MARKET INSTRUMENTS
10,385,000	Federal Home Loan Bank Discount Note 4.40%, 11/01/07		10,383,731	10,383,731	14.35%

	PUBLIC COMPANIES #
	Common Stocks
	Wireless
5,338	Citrix Systems, Inc. (CTXS)		226,011	229,481	0.32%

	Capital Equipment
12,059	Acme Packet, Inc. (APKT)		160,803	173,168	0.24%

	Life Sciences **
714,870	Genoptix, Inc. (GXDX)	07/03 - 05/05	3,124,453	10,594,373	14.64%

	TOTAL - PUBLIC COMPANIES COMMON STOCK		3,511,267	10,997,022	15.20%

	PRIVATE COMPANIES **
	Common Stocks #
	Capital Equipment @
157,396	MIDAS Vision Systems, Inc.	03/03	4,000,000	—	0.00%

	Optical @
1,079,541	OpVista, Inc.	06/06	9,184,030	1,184,567	1.64%

	TOTAL COMMON STOCKS - PRIVATE COMPANIES		13,184,030	1,184,567	1.64%

	Preferred Stocks #
	Capital Equipment @
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	1,054,960	—	0.00%

	Enterprise Software @
8,751,782	LogicLibrary, Inc., Series A	01/02 - 09/07	4,001,492	4,001,492	5.53%
3,080,464	LogicLibrary, Inc., Series A-1	08/03 - 05/04	1,408,450	1,408,450	1.95%

			5,409,942	5,409,942	7.48%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 - 11/03	1,999,999	2,999,999	4.15%
700,000	Archemix Corporation, Series B	03/04 - 12/05	700,000	1,050,001	1.45%

			2,699,999	4,050,000	5.60%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	534,026	0.74%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	152,197	0.21%
96,629	Tensys Medical, Inc., Series E	07/06 - 04/07	115,954	347,865	0.48%

			6,540,954	1,034,088	1.43%

	Optical @
5,683,906	OpVista, Inc., Series AA	06/06 - 01/07	5,034,407	6,236,892	8.62%
433,400	OpVista, Inc., Series BB	03/07 - 04/07	491,800	491,800	0.68%

			5,526,207	6,728,692	9.30%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 - 05/04	6,650,000	6,650,000	9.19%
1,697,957	Ethertronics, Inc. Series C	05/05 - 04/07	2,546,936	2,546,937	3.52%

			9,196,936	9,196,937	12.71%

	TOTAL PREFERRED STOCKS		30,428,998	26,419,659	36.52%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007 (Audited)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE COMPANIES ** - (continued)
	Notes @ Optical
237,321	NanoOpto Corp, 10% Bridge Note, in default	03/07	237,321	160,000	0.22%

	Optical @
675,989	OpVista, Inc., 8% Bridge Note, April 2008, #	10/07	675,989	1,351,978	1.87%

	TOTAL NOTES		913,310	1,511,978	2.09%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 -07/06	—	—	0.00%

	Optical @
675,313	OpVista, Inc., Series CC (expiration date 10/12)	10/07	—	—	0.00%

	TOTAL WARRANTS		—	—	0.00%

	TOTAL - PRIVATE COMPANIES		44,526,338	29,116,204	40.25%

Percent Owned
	PRIVATE INVESTMENT FUNDS **, #
0.39%	Advanced Technology Ventures VII, L.P.	08/01 - 09/07	1,650,405	1,986,022	2.75%
1.58%	Burrill Life Sciences Capital Fund	12/02 - 10/07	1,920,303	1,722,901	2.38%
1.35%	CHL Medical Partners II, L.P.	01/02 - 10/07	1,326,857	1,432,494	1.98%
1.04%	CMEA Ventures VI, L.P.	12/03 - 06/07	1,563,017	2,114,538	2.92%
0.36%	Morgenthaler Partners VII, L.P.	07/01 - 10/07	1,749,476	1,697,580	2.35%
0.58%	Prospect Venture Partners II, L.P.	06/01 - 05/07	1,561,766	2,194,662	3.03%
0.98%	Sevin Rosen Fund IX, L.P.	10/04 - 08/07	1,528,989	1,734,616	2.40%
2.36%	Tallwood II, L.P.	12/02 - 08/07	2,290,443	1,683,388	2.33%
1.70%	Valhalla Partners, L.P.	10/03 - 07/07	1,967,875	1,990,649	2.75%

	TOTAL PRIVATE INVESTMENT FUNDS		15,559,131	16,556,850	22.89%

Shares
	INVESTMENT COMPANIES
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	1.36%

	TOTAL INVESTMENTS		74,964,595	68,037,935	94.05%

	OTHER ASSETS & LIABILITIES (NET)			4,304,264	5.95%

	NET ASSETS			$72,342,199	100.00%

**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2007 was $63,209,922. Total fair value of restricted and illiquid securities owned at October 31, 2007 was $56,267,427 or 77.78% of net assets.
#	Non-income producing securities.
@	At October 31, 2007, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act. Total fair value of affiliated securities owned at October 31, 2007 (including investments in controlled affiliates) was $25,066,204 or 34.64% of Net Assets.
##	Disclosure is required for restricted securities only.
***	Based on Fair Value.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	April 30, 2008 (Unaudited)	October 31, 2007 (Audited)
ASSETS:
Unaffiliated Issuers at fair value (Cost $22,166,801 and $33,138,256 respectively)	$36,322,826	$42,971,731
Non-Controlled Affiliated Issuers at fair value (Cost $36,894,681 and $41,826,339 respectively)	10,819,127	25,066,204

Investments, at fair value (Cost $59,061,482 and $74,964,595 respectively) (Note 2)	47,141,953	68,037,935

Cash and cash equivalents (Note 2)	10,302,294	26,240
Restricted cash (Note 2)	3,180,966	2,672,393
Receivables from sale of investments	—	2,275,482
Interest receivable	20,982	4,019
Prepaid insurance	12,601	—
Other assets	1,945	1,945

Total Assets	60,660,741	73,018,014

LIABILITIES:
Management fees payable (Note 3)	148,923	182,802
Professional fees payable	104,126	153,475
Deferred income (Note 2)	86,269	258,809
Administration fees payable (Note 3)	19,167	28,750
Board of Managers’ fees payable (Note 3)	37,500	19,500
Custody fees payable (Note 3)	4,506	17,002
Other payables	12,695	15,477

Total Liabilities	413,186	675,815

NET ASSETS	$60,247,555	$72,342,199

NET ASSETS consist of:
Members’ Capital (1)	$72,167,084	$79,268,859
Accumulated unrealized (depreciation) on investments	(11,919,529)	(6,926,660)

Total Net Assets	$60,247,555	$72,342,199

Units of Membership Interest Outstanding
(Unlimited Number of no par value units authorized)	295,210	295,210
NET ASSET VALUE PER UNIT	$204.08	$245.05

(1)	Members’ Capital includes the accumulated net investment (loss), accumulated realized losses, contributions from and distributions to Members.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Six Months Ended April 30,
	2008	2007
INVESTMENT INCOME:
Interest income from unaffiliated investments(1)	$183,513	$365,742
Interest income from affiliated investments	9,518	(12,259)
Dividend income from unaffiliated investments	17,831	26,595

Total Investment Income	210,862	380,078

EXPENSES:
Management Investment Adviser fees (Note 3)	337,795	348,046
Professional fees	172,888	191,606
Administration fees (Note 3)	57,500	75,833
Board of Managers’ fees (Note 3)	46,000	44,000
Custodian fees (Note 3)	14,633	15,000
Insurance expense	12,464	15,554
Miscellaneous expenses	22,355	15,000

Total Expenses	663,635	705,039

NET INVESTMENT (LOSS)	(452,773)	(324,961)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 2)
Net realized (loss) on affiliated investments	(5,026,357)	(9,461)
Net realized gain/(loss) on unaffiliated investments	2,362,690	(4,100,132)
Net change in unrealized (depreciation)/appreciation on investments	(4,992,869)	3,741,560

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(7,656,536)	(368,033)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(8,109,309)	$(692,994)

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended April 30,
	2008	2007
INVESTMENT INCOME:
Interest income from unaffiliated investments(1)	$68,066	$196,940
Interest income from affiliated investments	71	(45,171)
Dividend income from unaffiliated investments	7,358	13,160

Total Investment Income	75,495	164,929

EXPENSES:
Management Investment Adviser fees (Note 3)	148,922	162,403
Professional fees	89,282	79,460
Administration fees (Note 3)	28,750	37,916
Board of Managers’ fees (Note 3)	24,000	22,000
Custodian fees (Note 3)	7,133	7,500
Insurance expense	6,164	7,648
Miscellaneous expenses	13,421	7,500

Total Expenses	317,672	324,427

NET INVESTMENT (LOSS)	(242,177)	(159,498)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 2)
Net realized (loss)/gain on affiliated investments	(21,269)	3,292,793
Net realized gain/(loss) on unaffiliated investments	2,568,570	(686)
Net change in unrealized (depreciation) on investments	(13,021,833)	(1,915,488)

NET REALIZED AND UNREALIZED (LOSS)/GAIN ON INVESTMENTS	(10,474,532)	1,376,619

NET (DECREASE)/INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(10,716,709)	$1,217,121

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Six Months Ended April 30,
	2008	2007
OPERATIONS:
Net investment (loss)	$(452,773)	$(324,961)
Net realized (loss) on investments	(2,663,667)	(4,109,593)
Net change in unrealized (depreciation)/appreciation on investments	(4,992,869)	3,741,560

Net (decrease) in net assets resulting from operations	(8,109,309)	(692,994)

DISTRIBUTION TO MEMBERS:
Distribution to Members	(3,985,335)	(8,265,880)

Total Distributions	(3,985,335)	(8,265,880)

Net (decrease) in Net Assets	(12,094,644)	(8,958,874)

NET ASSETS:
Beginning of period	72,342,199	75,562,092

End of period	$60,247,555	$66,603,218

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(8,109,309)	$(692,994)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation/(appreciation) on investments	4,992,869	(3,741,560)
Purchase of investments	(1,905,199)	(4,508,490)
Proceeds received from the sale of investments and distributions received from private investment funds	4,760,914	14,577,254
Net realized loss on investments	2,663,667	4,109,593
Proceeds from short-term investments maturing, net	10,383,731	3,276,123
(Increase) in restricted cash	(508,573)	—
Decrease/(increase) in receivables from sale of investments	2,275,482	(4,604,587)
(Increase)/decrease in interest receivable	(16,963)	12,186
(Increase) in prepaid insurance	(12,601)	(15,365)
(Decrease) in deferred income	(172,540)	—
(Decrease) in management fee payable	(33,879)	(28,056)
(Decrease) in professional fee payable	(49,349)	(10,735)
Increase in Board of Managers' fees payable	18,000	22,000
(Decrease) in administration fees payable	(9,583)	23,678
(Decrease)/increase in custody fees payable	(12,496)	—
(Decrease)/increase in other payables	(2,782)	8,970

Net cash provided by operating activities	14,261,389	8,428,017

CASH FLOWS FOR FINANCING ACTIVITIES
Cash distributions to Members	(3,985,335)	(8,265,880)

Net cash (used in) financing activities	(3,985,335)	(8,265,880)

Net increase in cash	10,276,054	162,137

Cash and cash equivalents at beginning of period	26,240	2,934

Cash and cash equivalents at end of period	$10,302,294	$165,071

SUPPLEMENTAL INFORMATION
Non-cash distributions received from private investment funds	$563,864	$—

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

	Six Months Ended April 30,
	2008	2007
Per Unit Operating Performance: (1)
NET ASSET VALUE, BEGINNING OF PERIOD	$245.05	$255.96
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss)	(1.53)	(1.10)
Net realized and unrealized (loss) on investment transactions	(25.94)	(1.25)

Net (decrease) in net assets resulting from operations	(27.47)	(2.35)

Total Distributions to Members	(13.50)	(28.00)

NET ASSET VALUE, END OF PERIOD	$204.08	$225.61

TOTAL NET ASSET VALUE RETURN (2), (5)	(11.21)%	(0.92)%

RATIOS AND SUPPLEMENTAL DATA (3)
Net Assets, End of Period (000’s)	$60,248	$66,603
Ratios to Average Net Assets: (4)
Gross Expenses	1.86%	1.96%
Net Expenses	1.86%	1.96%
Net Investment (loss)/gain	(1.27)%	0.90%
Portfolio Turnover Rate (5), (6)	3.52%	7.83%

(1)	Selected data for a unit of membership interest outstanding throughout each period.
(2)	Total investment value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore, the market value of total investment return is not presented.
(3)	Income and expense ratios do not reflect the Company's proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds. The Private Investment Funds expense ratios have been obtained from audited financials for the period ended December 31, 2007 but are unaudited information in these Financial Statements. The Private Investment Funds expense ratios excluding incentive carried interest, incentive carried interest and expenses plus incentive carried interest range from 0.34% to 3.14%, 1.46% to 4.31% and 2.34% to 7.45%, respectively. The Private Investment Funds management fees range from 2.00% to 2.50% on committed capital during the initial investment period and typically decrease over time as the Private Investment Funds seek to exit investments. The Private Investment Funds incentive fees range from 20% to 25% of profit generated by the Private Investment Funds.
(4)	Annualized for a period less than a year.
(5)	Not annualized for a period less than a year.
(6)	Distributions from Private Investment Funds are included in the Portfolio Turnover Rate.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

April 30, 2008

Note 1 — Organization

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

Note 2 — Significant Accounting Policies

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

The interim financial data as of April 30, 2008 and for the six months ended April 30, 2008 and April 30, 2007 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

A. Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with banks. All highly liquid investments are listed separately on the Portfolio of Investments.

B. Restricted Cash:

Restricted cash, if any, consisted of proceeds from the sales of investments held by counterparties as collateral for certain contingent claims for a specified period of time.

Note 2 — Significant Accounting Policies (continued)

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

At April 30, 2008 and October 31, 2007, market quotations were not readily available for the Company’s portfolio of securities valued at $46,157,825 or 76.62% of net assets and $56,267,427 or 77.78% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Note 2 — Significant Accounting Policies (continued)

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of April 30, 2008, the Company has not received information to determine the tax cost of the Private Investment Funds. At December 31, 2007 and December 31, 2006, the Private Investment Funds had a cost basis for tax purposes of $14,367,291 and $12,465,650, respectively. Based on values of the Private Investment Funds as of April 30, 2008, and after adjustment for purchases and sales between December 31, 2007 and April 30, 2008, this results in net unrealized appreciation for tax purposes on the Private Investment Funds of $2,732,655. The cost basis for federal tax purposes of the Company’s other investments at April 30, 2008 is $44,806,754, and those investments had net depreciation on a tax basis at April 30, 2008 of $14,764,747. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2007, was $61,405,464, and those investments had net depreciation on a tax basis at October 31, 2007 of $9,924,379.

F. Deferred income:

Deferred income represents certain amounts not received by the Company until a subsequent period due to contingencies relating to the sale of an investment. As of April 30, 2008, there was approximately $86,269 of proceeds not released from an escrow account relating to a prior year transaction. These proceeds are subject to certain claims. As such, it is subject to certain risks and is merely an estimate of the potential claim against the escrow account. The end result of the legal matter may result in a claim against the escrow account greater than the current accrual or it may result in a claim amount smaller than the current estimate and those differences can be material.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions

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

Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter. Prior to March 31, 2006 and pursuant to a sub-advisory agreement among the Company, the former Investment Adviser, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser to the Company and received an investment management fee from the former Investment Adviser and Investment Adviser. As of April 30, 2008 and October 31, 2007, $148,923 and $182,802 were payable to the Investment Adviser.

Prior to March 31, 2006, USTA was a wholly-owned subsidiary of UST-NA, and UST-NA and U.S. Trust NY were wholly-owned subsidiaries of U.S. Trust Corp. Effective March 31, 2006, U.S. Trust NY converted into a national bank named United States Trust Company, National Association (“U.S. Trust”) and UST-NA merged into U.S. Trust. U.S Trust was the surviving entity and remained a wholly-owned subsidiary of U.S. Trust Corp. U.S Trust, acting through its registered investment advisory division, U.S. Trust-New York Asset Management Division (the “Investment Sub-Adviser”), was also serving as investment sub-adviser to the Company pursuant to an investment sub-advisory agreement.

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

On February 22, 2008, U.S. Trust merged into Bank of America, N.A. (“BANA”), an indirect wholly-owned subsidiary of Bank of America.

On March 11, 2008, the Company’s Board of Managers approved a transfer of USTA’s right and obligations in the New Advisory Agreement between the Company and USTA, dated July 1, 2007, to Bank of America Capital Advisors, LLC (“BACA”), an indirect wholly-owned subsidiary of Bank of America, which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Transfer”). This change is a product of corporate mergers resulting from the acquisition by Bank of America of U.S. Trust Corporation in July 2007. The Transfer of the New Advisory Agreement from USTA to BACA did not change (i) the way the Company is managed, including the level of services provided, (ii) the team of investment professionals providing services to the Company, or (iii) the management and incentive fees the Company pays. The Transfer became effective May 29, 2008.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type and (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of April 30, 2008 and October 31, 2007, there was no Incentive Carried Interest earned by the Investment Adviser.

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

As of April 30, 2008 and October 31, 2007, Excelsior Venture Investors III, LLC had an investment in the Company of $38,247,126 and $45,925,203, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 4 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and proceeds from sales of securities for the six months ended April 30, 2008 and April 30, 2007 were as follows:

Six Months Ended April 30	Purchases ($)	Proceeds ($)
2008	1,905,199	4,760,914
2007	4,508,490	14,577,254

Note 5 — Commitments

As of April 30, 2008, the Company had unfunded investment commitments to Private Investment Funds totaling $4,875,859. The Company also had commitments from its investors of $148.8 million, of which $2.7 million remains uncalled.

Private Investment Funds	Commitment	Unfunded Commitment
Advanced Technology Ventures VII, L.P.	$2,700,000	$256,500
Burrill Life Sciences Capital Fund	3,000,000	873,702
CHL Medical Partners II, L.P.	2,000,000	99,960
CMEA Ventures VI, L.P.	3,000,000	1,080,000
Morgenthaler Partners VII, L.P.	3,000,000	300,000
Prospect Venture Partners II, L.P.	3,000,000	435,000
Sevin Rosen Fund IX, L.P.	3,000,000	960,000
Tallwood II, L.P.	3,000,000	300,000
Valhalla Partners, L.P.	3,000,000	570,697

Total	$25,700,000	$4,875,859

Note 6 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the six months ended April 30, 2008 and October 31, 2007. Transactions with companies, which are or were affiliates, were as follows:

				For Six Months Ended April 30, 2008 (Unaudited)
Name of Investment	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/Principal Amount Held at April 30, 2008	April 30, 2008 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	—	—	—	—	—	172,540	—	—

Total Controlled Affiliates		$—	$—	$—	$—	$172,540		$—

Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,936
LogicLibrary, Inc., Series A Preferred	8,751,782	4,001,492	84,507	—	1,758	—	8,940,298	—
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	(1,054,960)	—	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	(4,000,000)	—	—
NanoOpto Corp., Bridge Note	237,321	160,000	—	93,384	—	(143,937)	—	—
OpVista, Inc., Series AA Preferred	5,683,906	6,236,892	(4,067,801)	—	—	—	1,088,532	551,817
OpVista, Inc., Common Stock	1,079,541	1,184,567	4,465,175	—	—	—	6,025,312	—
OpVista, Inc., Series BB Convertible Preferred	433,399	491,800	(397,374)	—	—	—	83,001	44,075
OpVista, Inc., Series CC Convertible Preferred	—	—	683,075	—	—	—	3,418,748	1,025,624
OpVista, Inc., Bridge Note	675,989	1,351,978	(683,075)	—	7,761	—	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	675
Tensys Medical, Inc., Series C Preferred	4,166,667	534,026	—	—	—	—	4,166,667	—
Tensys Medical, Inc., Series D Preferred	1,187,500	152,197	—	—	—	—	1,187,500	—
Tensys Medical, Inc., Series E Preferred	96,629	347,865	266,669	—	—	—	318,845	—

Total Non-Controlled Affiliates		$25,066,204	$351,176	$93,384	$9,518	$(5,198,897)		$10,819,127

Total Non-Controlled and Controlled Affiliates		$25,066,204	$351,176	$93,384	$9,518	$(5,026,357)		$10,819,127

				For the Year Ended October 31, 2007 (Audited)
Name of Investment	Shares/Principal Amount Held at October 31, 2006	October 31, 2006 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$9,942,786	$—	$1,573,881	$—	$—
Pilot Software Inc., Bridge Note, 9%	1,404,600	1,404,600	—	2,864,704	36,712	1,403,907	—	—
Cydelity Inc., Series A Preferred	19,995,000	—	—	—	—	(3,999,000)	—	—
Cydelity Inc., Series A-1 Preferred	19,702,277	3,940,456	—	—	—	(3,940,455)	—	—
Cydelity Inc., Series A-2 Preferred	25,535,051	2,500,009	—	1,001,681	—	(1,498,327)	—	—
Cydelity Inc., Common Stock	1,000,000	—	—	—	—	(1,000)	—	—

Total Controlled Affiliates		$15,955,161	$—	$13,809,171	$36,712	$(6,460,994)		$—

Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	(3,500,000)	—	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	(1,441,133)	—	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	—	—
Ethertronics, Inc., Series C Warrants	214,073	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,316,793	1,975,190	571,746	—	—	—	1,697,957	2,546,937
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	—	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	(554,178)	—	—	—	—	—
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	(461,815)	—	—	—	—	—
LightConnect, Inc., Series C Preferred	—	—	—	—	—	168,484	—	—
LogicLibrary, Inc., Series A Preferred	7,762,821	3,549,296	452,196	—	—	—	8,751,782	4,001,492
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	840,912	—	—	—	(2,231,212)	—	—
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	(1,286,154)	—	—
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	(733,389)	—	—
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	—	—
NanoOpto Corp., Series D Preferred	1,234,263	382,622	—	—	—	(382,622)	—	—
NanoOpto Corp., Bridge Note	—	—	237,321	—	—	—	237,321	160,000
OpVista, Inc., Series AA Preferred	5,089,790	5,367,967	526,227	—	—	—	5,683,906	6,236,892
OpVista, Inc., Common Stock	1,079,541	1,138,542	—	—	—	—	1,079,541	1,184,567
OpVista, Inc., Series BB Convertible Preferred	—	—	491,800	—	—	—	433,399	491,800
OpVista, Inc., Bridge Note	—	—	675,989	—	—	—	675,989	1,351,978
OpVista, Inc., Series CC Warrants	—	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Common	40,026	—	—	—	—	(4,759,081)	—	—
Silverback Systems, Inc., Series B	559,993	1,600,000	—	749,976	—	(750,805)	—	—
Silverback Systems, Inc., Series A-2 Preferred	772,503	—	—	—	—	(2,070,310)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	534,026
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	152,197
Tensys Medical, Inc., Series E Preferred	—	—	—	115,954	—	—	96,629	347,865
Tensys Medical, Inc., Bridge Note	52,017	52,017	59,039	(115,954)	4,898	—	—	—

Total Non-Controlled Affiliates		$30,327,177	$96,681	$749,976	$4,898	$(16,986,222)		$25,066,204

Total Non -Controlled and Controlled Affiliates		$46,282,338	$96,681	$14,559,147	$41,610	$(23,447,216)		$25,066,204

Note 7 — Pending Litigation

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

While the ultimate outcome of these matters cannot be predicted with any certainty at this time, based on currently available information and consultation with counsel, BANA believes that the likelihood is remote that the pending litigation will materially affect the Investment Adviser’s ability to provide investment management services to the Company. Neither the Investment Adviser nor the Company is a party to the lawsuits described above.

Note 8 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 9 — New Accounting Pronouncement

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Company has evaluated the application of FIN 48 and has determined that it does not have a material impact on the Company’s financial statements. There are neither tax liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax return for the year ended December 31, 2007. The statute of limitations on the Company’s U.S. Federal tax returns remains open for the years ended December 31, 2005 through December 31, 2007. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

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

Note 9 — New Accounting Pronouncement (continued)

FASB issued Statement No. 159 (“SFAS 159”) in February 2007, “The Fair Value Option for Financial Assets and Financial Liabilities,” which is effective for Financial Statements issued for fiscal year beginning after November 15, 2007. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value, with changes in fair value recognized in earnings. The Company is reviewing the statement and its impact on the financial statements.

Note 10 — Subsequent Events

The Transfer of the New Advisory Agreement became effective on May 29, 2008.

[intentionally left blank]

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the Six and Three months ended April 30, 2008 as Compared to the Similar Periods in 2007

Realized and Unrealized Gains and Losses from Portfolio Investments

For the six months ended April 30, 2008 and 2007, the Company had a net realized (loss) on security transactions of ($2,663,667) and ($4,109,593), respectively. The realized loss of ($2,663,667) for the six months ended April 30, 2008 is comprised of losses from Company’s write off of Midas Vision Systems, Inc. and NanoOpto Corporation, which resulted in a realized loss of ($5,054,960) and ($143,937), respectively. This loss was partially offset by the realized gain of $2,568,611 from the Company’s partial sale of Genoptix, Inc. All other remaining direct investments and Private Investment Funds resulted in a net realized loss of ($33,381). The net realized (loss) for the six months ended April 30, 2007 was principally the result of the Company’s sale of Silverback Systems, Inc, which resulted in a realized loss of ($7,580,196). This loss was partially offset by a realized gain of $3,292,793 from the Company’s sale of Pilot Software Inc. All other remaining direct investments and Private Investment Funds resulted in a net realized gain of $177,810 for the period ended April 30, 2007.

For the six months ended April 30, 2008 and 2007, the Company had a net change in unrealized (depreciation)/appreciation on investments of ($4,992,869) and $3,741,560, respectively. The net change in unrealized (depreciation)/appreciation for the six months ended April 30, 2008 was principally the combination of: i) the reversal of unrealized losses due to write off of Midas Vision Systems, Inc. of $5,054,960; and ii) appreciation on Genoptix, Inc. of $5,156,440. This unrealized gain was partially offset by: i) the unrealized loss on OpVista, Inc. of ($7,650,806); ii) an unrealized loss on LogicLibrary, Inc. in the amount of ($5,496,135); and iii) an unrealized loss of ($1,300,748) on Tensys Medical, Inc. The remaining direct investments and Private Investment Funds resulted in a net unrealized loss of ($756,611). The net change in unrealized appreciation for the six months ended April 30, 2007 was principally the combination of: i) the sale of Silverback Systems Inc. resulted in a reversal in unrealized depreciation of $6,730,172 due to the reclassification from an unrealized loss to realized loss; ii) a decrease of ($4,840,465) due to the write-down of Cydelity, Inc., a private company investment; and iii) an increase of $1,012,291 due to the write-up of OpVista Inc.

For the three months ended April 30, 2008 and 2007, the Company had a net realized gain on security transactions of $2,547,301 and $3,292,107, respectively. The net realized gain for the three-month period ended April 30, 2008 was principally the result of the Company’s partial sale of Genoptix, Inc. of $2,568,611. For the three months ended April 30, 2007, the net realized gain was principally the result of a distribution of $3,292,793 from the Company’s sale of Pilot Software Inc.

For the three months ended April 30, 2008 and 2007, the Company had a net change in unrealized (depreciation) on investments of ($13,021,833) and ($1,915,488), respectively. The net change in unrealized depreciation for the three months ended April 30, 2008 was principally the combination of: i) the reclassification from unrealized appreciation to realized gain of Genoptix, Inc. of ($4,954,941); ii) the write-down of LogicLibrary, Inc. of ($5,496,135); and iii) the write-down of Tensys Medical, Inc. of ($1,690,441), an overall decrease in the valuation of the Company’s Private Investment Funds in the amount of ($799,848). The net change in unrealized depreciation for the three months ended April 30, 2007 was principally the result of a reclassification of ($3,736,394) of unrealized appreciation on the Company’s investment in Pilot Software Inc. to realized gains. This change was offset by an increase in unrealized appreciation of $1,012,291 due to the write-up of OpVista Inc.

Investment Income and Expenses

For the six months ended April 30, 2008, the Company had investment income of $210,862, primarily from investments in short-term securities, and net operating expenses of $663,635, resulting in a net investment loss of ($452,773). In comparison, for the similar period ended April 30, 2007, the Company had investment income of $380,078, primarily from investments in short-term securities, and net operating expenses of $705,039, resulting in a net investment loss of ($324,961). The decrease in investment income for the six months ended April 30, 2008 is due to decreases in interest income due to declines in short-term interest rates. For the six months ended April 30, 2008, expenses decreased due to lower professional fees charged to the Company.

For the three months ended April 30, 2008, the Company had investment income of $75,495 and net operating expenses of $317,672 resulting in a net investment loss of ($242,177). In comparison, for the similar period ended April 30, 2007, the Company had investment income of $164,929 and net operating expenses of $324,427, resulting in a net investment loss of ($159,498). The decrease in net investment income for the three months ended April 30, 2008 was a result of a decrease in short-term interest income. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period.

For the six months ended April 30, 2008 and 2007, the Investment Adviser earned $337,795 and $348,046 in management fees, respectively. For the three months ended April 30, 2008 and 2007, the Investment Adviser earned $148,922 and $162,403 in management fees, respectively. Management fees recorded during the periods ended April 30, 2008 and April 30, 2007 are at an annual rate of 1.00% of net assets. The decrease in management fees coincides with the overall decreases in net asset over the comparable periods.

Net Assets

The Company’s net assets were $60,247,555, or a net asset value per unit of $204.08, at April 30, 2008. This represents a decrease of $12,094,644, or $40.97 per unit, from net assets of $72,342,199, or $245.05 per unit, at October 31, 2007. The net decrease resulted principally from a net decrease in net assets from operations of $8,109,309, or $27.47 per unit, and distributions to members of $3,985,335, or $13.50 per unit.

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

At April 30, 2008, the Company held $10,302,294 in cash and cash equivalents and $984,128 short-term investments, as compared to $26,240 in cash and cash equivalents and $11,367,859 in short-term investments, at October 31, 2007. The overall combined decrease in cash and short-term investments was primarily due to cash used for follow-on investments and distributions to members. At April 30, 2008, the Company did not invest in any short-term notes. The Company funded additional capital per its commitments to its Private Investment Funds in the amount of $1,520,001 for the six months ended April 30, 2008. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through April 30, 2008, has contributed $20,824,141 or 81.03% of the total capital committed to nine Private Investment Funds. During the six months ended April 30, 2008, the Company also participated in follow-on financing rounds for several of its private companies totaling $351,167.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Valuation and Audit Committees of the Company’s Board of Managers, consisting of the Managers, who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Managers”), of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 76.62% of the Company’s net assets. For the private investments held at April 30, 2008, changes to these estimates and realizations resulted in a $7.3 million decrease in net asset value from October 31, 2007.

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

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and Private Investment Funds. As of April 30, 2008, 76.62% of the Company’s net assets are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the Private Investment Funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At April 30, 2008 and April 30, 2007, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the Private Investment Funds that the Company has invested in hold, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2008 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

[intentionally left blank]

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

EXCELSIOR VENTURE PARTNERS III, LLC

Date: June 16, 2008	By:	/s/ DAVID R. BAILIN
David R. Bailin
Co-Chief Executive Officer

Date: June 16, 2008	By:	/s/ RAGHAV V. NANDAGOPAL
Raghav V. Nandagopal
Co-Chief Executive Officer

Date: June 16, 2008	By:	/s/ STEVEN L. SUSS
Steven L. Suss
Treasurer and Chief Financial Officer