Form 10-Q
period 2008-07-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2008-09-15
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2008

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

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2008 (Unaudited)

Principal Amount/ Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PUBLIC COMPANIES #
	Common Stocks
	Life Sciences
31,542	Genoptix, Inc. (GXDX)	07/03-05/05	94,989	919,449	1.46%

	TOTAL COMMON STOCK - PUBLIC COMPANIES		94,989	919,449	1.46%

	PRIVATE COMPANIES **
	Common Stocks #
	Optical @
6,025,312	OpVista, Inc.	06/06-12/07	13,649,206	—	0.00%

	TOTAL COMMON STOCK - PRIVATE COMPANIES		13,649,206	—	0.00%

	Preferred Stocks #
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior *	05/08	5,681,135	—	0.00%

			5,681,135	—	0.00%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 - 11/03	1,999,999	2,499,999	3.97%
700,000	Archemix Corporation, Series B	03/04 - 12/05	700,000	875,000	1.39%

			2,699,999	3,374,999	5.36%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	—	0.00%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	—	0.00%
318,845	Tensys Medical, Inc., Series E	07/06 - 12/07	382,623	—	0.00%

			6,807,623	—	0.00%

	Optical @
1,088,532	OpVista, Inc., Series AA	06/06 - 01/07	966,605	551,817	0.88%
83,001	OpVista, Inc., Series BB	03/07 - 04/07	94,426	44,075	0.07%
3,418,748	OpVista, Inc., Series CC	12/07	683,075	1,025,624	1.63%

			1,744,106	1,621,516	2.58%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 - 05/04	6,650,000	6,650,000	10.57%
1,697,957	Ethertronics, Inc. Series C	05/05 - 04/07	2,546,936	2,546,936	4.05%

			9,196,936	9,196,936	14.62%

	TOTAL PREFERRED STOCKS - PRIVATE COMPANIES		26,129,799	14,193,451	22.56%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 - 07/06	—	—	0.00%

	Optical
675,313	OpVista, Inc., Series CC (expiration date 10/12)	10/07	675	675	0.00%

	TOTAL WARRANTS		675	675	0.00%

	TOTAL - PRIVATE COMPANIES		39,779,680	14,194,126	22.56%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2008 (Unaudited)

Percent Owned &		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE INVESTMENT FUNDS **, #
0.37%	Advanced Technology Ventures VII, L.P.	08/01-07/08	1,852,904	2,007,214	3.19%
1.55%	Burrill Life Sciences Capital Fund	12/02-05/08	2,077,902	1,760,175	2.80%
1.34%	CHL Medical Partners II, L.P.	01/02-03/08	1,541,857	1,635,364	2.60%
1.02%	CMEA Ventures VI, L.P. (Note 9)	12/03-06/08	2,133,017	4,154,109	6.60%
0.35%	Morgenthaler Partners VII, L.P.	07/01-10/07	1,733,167	1,664,042	2.64%
0.57%	Prospect Venture Partners II, L.P.	06/01-03/08	1,414,275	1,704,793	2.71%
0.97%	Sevin Rosen Fund IX, L.P.	10/04-07/08	1,596,609	1,681,259	2.67%
2.36%	Tallwood II, L.P.	12/02-05/08	2,740,443	2,362,292	3.76%
1.64%	Valhalla Partners, L.P.	10/03-07/08	2,074,835	2,363,363	3.76%

	TOTAL PRIVATE INVESTMENT FUNDS		17,165,009	19,332,611	30.73%

Shares
	INVESTMENT COMPANIES
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	1.56%

	TOTAL INVESTMENTS		58,023,806	35,430,314	56.31%

	OTHER ASSETS & LIABILITIES (NET)			27,489,432	43.69%

	NET ASSETS			$62,919,746	100.00%

*	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,088,487 held by the Company and 454,276 held in escrow for the benefit of the Company.

**

Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at July 31, 2008 was $56,944,689. Total fair value of restricted and illiquid securities owned at July 31, 2008 was $33,526,737 or 53.29% of net assets.

***	Based on fair value.

@

At July 31, 2008, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Total fair value of affiliated securities owned at July 31, 2008 (including investments in controlled affiliates) was $10,819,127 or 17.20% of Net Assets.

#	Non-income producing securities.

##	Disclosure is for restricted securities only.

&	Represents fair value of the Fund’s investment as a percentage of Underlying Fund’s total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007 (Audited)

Principal Amount/ Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	MONEY MARKET INSTRUMENTS
10,385,000	Federal Home Loan Bank Discount Note 4.40%, 11/01/07		10,383,731	10,383,731	14.35%

	PUBLIC COMPANIES #
	Common Stocks
	Wireless
5,338	Citrix Systems, Inc. (CTXS)		226,011	229,481	0.32%

	Capital Equipment
12,059	Acme Packet, Inc. (APKT)		160,803	173,168	0.24%

	Life Sciences **
714,870	Genoptix, Inc. (GXDX)	07/03-05/05	3,124,453	10,594,373	14.64%

	TOTAL - PUBLIC COMPANIES COMMON STOCK		3,511,267	10,997,022	15.20%

	PRIVATE COMPANIES **
	Common Stocks #
	Capital Equipment @
157,396	MIDAS Vision Systems, Inc.	03/03	4,000,000	—	0.00%

	Optical @
1,079,541	OpVista, Inc.	06/06	9,184,030	1,184,567	1.64%

	TOTAL COMMON STOCKS - PRIVATE COMPANIES		13,184,030	1,184,567	1.64%

	Preferred Stocks #
	Capital Equipment @
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	1,054,960	—	0.00%

	Enterprise Software @
8,751,782	LogicLibrary, Inc., Series A	01/02-09/07	4,001,492	4,001,492	5.53%
3,080,464	LogicLibrary, Inc., Series A-1	08/03 - 05/04	1,408,450	1,408,450	1.95%

			5,409,942	5,409,942	7.48%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 - 11/03	1,999,999	2,999,999	4.15%
700,000	Archemix Corporation, Series B	03/04 - 12/05	700,000	1,050,001	1.45%

			2,699,999	4,050,000	5.60%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	534,026	0.74%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	152,197	0.21%
96,629	Tensys Medical, Inc., Series E	07/06 - 04/07	115,954	347,865	0.48%

			6,540,954	1,034,088	1.43%

	Optical @
5,683,906	OpVista, Inc., Series AA	06/06 - 01/07	5,034,407	6,236,892	8.62%
433,400	OpVista, Inc., Series BB	03/07 - 04/07	491,800	491,800	0.68%

			5,526,207	6,728,692	9.30%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 - 05/04	6,650,000	6,650,000	9.19%
1,697,957	Ethertronics, Inc. Series C	05/05 - 04/07	2,546,936	2,546,937	3.52%

			9,196,936	9,196,937	12.71%

	TOTAL PREFERRED STOCKS		30,428,998	26,419,659	36.52%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007 (Audited)

Principal Amount/ Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE COMPANIES** - (continued)
	Notes @
	Optical
237,321	NanoOpto Corp, 10% Bridge Note, in default	03/07	237,321	160,000	0.22%

	Optical @
675,989	OpVista, Inc., 8% Bridge Note, April 2008, #	10/07	675,989	1,351,978	1.87%

	TOTAL NOTES		913,310	1,511,978	2.09%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 - 07/06	—	—	0.00%

	Optical @
675,313	OpVista, Inc., Series CC (expiration date 10/12)		—	—	0.00%

	TOTAL WARRANTS		—	—	0.00%

	TOTAL - PRIVATE COMPANIES		44,526,338	29,116,204	40.25%

Percent Owned
	PRIVATE INVESTMENT FUNDS **, #
0.39%	Advanced Technology Ventures VII, L.P.	08/01-09/07	1,650,405	1,986,022	2.75%
1.58%	Burrill Life Sciences Capital Fund	12/02-10/07	1,920,303	1,722,901	2.38%
1.35%	CHL Medical Partners II, L.P.	01/02-10/07	1,326,857	1,432,494	1.98%
1.04%	CMEA Ventures VI, L.P.	12/03-06/07	1,563,017	2,114,538	2.92%
0.36%	Morgenthaler Partners VII, L.P.	07/01-10/07	1,749,476	1,697,580	2.35%
0.58%	Prospect Venture Partners II, L.P.	06/01-05/07	1,561,766	2,194,662	3.03%
0.98%	Sevin Rosen Fund IX, L.P.	10/04-08/07	1,528,989	1,734,616	2.40%
2.36%	Tallwood II, L.P.	12/02-08/07	2,290,443	1,683,388	2.33%
1.70%	Valhalla Partners, L.P.	10/03-07/07	1,967,875	1,990,649	2.75%

	TOTAL PRIVATE INVESTMENT FUNDS		15,559,131	16,556,850	22.89%

Shares
	INVESTMENT COMPANIES
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	1.36%

	TOTAL INVESTMENTS		74,964,595	68,037,935	94.05%

	OTHER ASSETS & LIABILITIES (NET)			4,304,264	5.95%

	NET ASSETS			$72,342,199	100.00%

**

Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2007 was $63,209,922. Total fair value of restricted and illiquid securities owned at October 31, 2007 was $56,267,427 or 77.78% of net assets.

#	Non-income producing securities.

@

At October 31, 2007, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act. Total fair value of affiliated securities owned at October 31, 2007 (including investments in controlled affiliates) was $25,066,204 or 34.64% of Net Assets

##	Disclosure is required for restricted securities only.

***	Based on fair value.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	July 31, 2008 (Unaudited)	October 31, 2007 (Audited)
ASSETS:
Unaffiliated Issuers at fair value (Cost $26,625,260 and $33,138,256 respectively)	$24,611,187	$42,971,731
Non-Controlled Affiliated Issuers at fair value (Cost $31,398,546 and $41,826,339 respectively)	10,819,127	25,066,204

Investments, at fair value (Cost $58,023,806 and $74,964,595 respectively) (Note 2)	35,430,314	68,037,935

Cash and cash equivalents (Note 2)	21,130,822	26,240
Restricted cash (Note 2)	2,986,779	2,672,393
Receivables from sale of investments	3,939,128	2,275,482
Interest receivable	13,695	4,019
Prepaid insurance	7,046	—
Other assets	—	1,945

Total Assets	63,507,784	73,018,014

LIABILITIES:
Management fees payable (Note 3)	158,150	182,802
Professional fees payable	171,414	153,475
Deferred income (Note 2)	203,277	258,809
Administration fees payable (Note 3)	19,167	28,750
Board of Managers’ fees payable (Note 3)	11,000	19,500
Custody fees payable (Note 3)	8,942	17,002
Other payables	16,088	15,477

Total Liabilities	588,038	675,815

NET ASSETS	$62,919,746	$72,342,199

NET ASSETS consist of:
Members’ Capital (1)	$85,513,238	$79,268,859
Accumulated unrealized (depreciation) on investments	(22,593,492)	(6,926,660)

Total Net Assets	$62,919,746	$72,342,199

Units of Membership Interest Outstanding (Unlimited number of no par value units authorized)	295,210	295,210
NET ASSET VALUE PER UNIT	$213.14	$245.05

(1)	Members’ Capital includes the accumulated net investment (loss), accumulated realized losses, contributions from and distributions to Members.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Nine Months Ended July 31,
	2008	2007
INVESTMENT INCOME:
Interest income/(loss) from unaffiliated investments (1)	$218,090	$(7,538)
Interest income from affiliated investments	9,518	484,578
Dividend income from unaffiliated investments	23,321	38,997

Total Investment Income	250,929	516,037

EXPENSES:
Management Investment Adviser fees (Note 3)	495,945	509,020
Professional fees	311,402	287,621
Administration fees (Note 3)	86,250	86,250
Board of Managers’ fees (Note 3)	67,500	66,000
Custodian fees (Note 3)	21,034	22,500
Insurance expense	19,111	23,459
Miscellaneous expenses	30,279	23,488

Total Expenses	1,031,521	1,018,338

NET INVESTMENT (LOSS)	(780,592)	(502,301)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 2)
Net realized (loss) on affiliated investments	(5,143,365)	(4,377,728)
Net realized gain on unaffiliated investments	15,884,672	405,658
Net realized gain from payments by affiliates (Note 3)	268,999	—
Net change in unrealized (depreciation)/appreciation on investments	(15,666,832)	882,127

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(4,656,526)	(3,089,943)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(5,437,118)	$(3,592,244)

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2008	2007
INVESTMENT INCOME:
Interest income from unaffiliated investments (1)	$34,577	$123,558
Dividend income from unaffiliated investments	5,490	12,402

Total Investment Income	40,067	135,960

EXPENSES:
Management Investment Adviser fees (Note 3)	158,150	160,975
Professional fees	138,514	77,682
Administration fees (Note 3)	28,750	28,750
Board of Managers’ fees (Note 3)	21,500	22,000
Custodian fees (Note 3)	6,401	7,500
Insurance expense	6,647	7,906
Miscellaneous expenses	7,924	8,488

Total Expenses	367,886	313,301

NET INVESTMENT (LOSS)	(327,819)	(177,341)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 2)
Net realized (loss) on affiliated investments	(117,008)	(258,809)
Net realized gain on unaffiliated investments	13,521,982	396,333
Net realized gain from payments by affiliates (Note 3)	268,999	—
Net change in unrealized (depreciation) on investments	(10,673,963)	(2,859,433)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS	3,000,010	(2,721,909)

NET INCREASE/(DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$2,672,191	$(2,899,250)

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended July 31,
	2008	2007
OPERATIONS:
Net investment (loss)	$(780,592)	$(502,301)
Net realized gain/(loss) on investments	11,010,306	(3,972,070)
Net change in unrealized (depreciation)/appreciation on investments	(15,666,832)	882,127

Net (decrease) in net assets resulting from operations	(5,437,118)	(3,592,244)

DISTRIBUTION TO MEMBERS:
Distribution to Members	(3,985,335)	(8,265,880)

Total Distributions	(3,985,335)	(8,265,880)

Net (decrease) in Net Assets	(9,422,453)	(11,858,124)

NET ASSETS:
Beginning of period	72,342,199	75,562,092

End of period	$62,919,746	$63,703,968

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(5,437,118)	$(3,592,244)
Adjustments to reconcile net increase/(decrease) in net assets resulting from operations to net cash provided by operating activities:
Net change in unrealized depreciation/(appreciation) on investments	15,666,832	(882,127)
Purchase of investments	(3,037,411)	(5,507,172)
Proceeds received from the sale of investments and distributions received from private investment funds	20,606,720	14,976,791
Net realized loss on investments	(11,010,306)	3,972,070
Proceeds from short-term investments maturing, net	10,383,731	3,614,699
(Increase) in restricted cash	(314,386)	(2,672,394)
(Increase) in receivables from sale of investments	(1,663,646)	(1,897,928)
(Increase)/decrease in interest receivable	(9,676)	20,665
(Increase) in receivable from affiliates	—	(4,242)
(Increase) in prepaid insurance	(7,046)	(7,460)
(Decrease)/increase in deferred income	(55,532)	258,809
(Decrease) in management fee payable	(24,652)	(29,483)
Increase in professional fee payable	17,939	41,185
(Decrease) in Board of Managers’ fees payable	(8,500)	(6,000)
(Decrease) in administration fees payable	(9,583)	(23,017)
(Decrease) in custody fees payable	(8,060)	—
Increase in other payables	611	3,365

Net cash provided by operating activities	25,089,917	8,265,517

CASH FLOWS FOR FINANCING ACTIVITIES
Cash distributions to Members	(3,985,335)	(8,265,880)

Net cash (used in) financing activities	(3,985,335)	(8,265,880)

Net increase/(decrease) in cash	21,104,582	(363)

Cash and cash equivalents at beginning of period	26,240	2,934

Cash and cash equivalents at end of period	$21,130,822	$2,571

SUPPLEMENTAL INFORMATION
Non-cash distributions received from private investment funds	$563,864	$171,233

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

	Nine Months Ended July 31,
	2008	2007
Per Unit Operating Performance: (1)
NET ASSET VALUE, BEGINNING OF PERIOD	$245.05	$255.96
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss)	(2.64)	(1.70)
Net realized and unrealized (loss) on investment transactions	(15.77)	(10.47)

Net (decrease) in net assets resulting from operations	(18.41)	(12.17)

Total Distributions to Members	(13.50)	(28.00)

NET ASSET VALUE, END OF PERIOD	$213.14	$215.79

TOTAL NET ASSET VALUE RETURN (2), (5)	(7.27)%	(5.04)%
RATIOS AND SUPPLEMENTAL DATA (3)
Net Assets, End of Period (000’s)	$62,920	$63,704
Ratios to Average Net Assets: (4)
Gross Expenses	1.98%	1.92%
Net Expenses	1.98%	1.92%
Net Investment (loss)	(1.50)%	(0.95)%
Portfolio Turnover Rate (5), (6)	6.18%	9.94%

(1)	Selected data for a unit of membership interest outstanding throughout each period.

(2)

Total investment value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore, the market value of total investment return is not presented. In the nine months ended July 31, 2008, 0.40% of the Company’s total net asset value consists of a voluntary reimbursement by BACA for a net realized gain from payments by affiliates. Excluding this item, total net asset value return would have been (7.67)%.

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

July 31, 2008

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

The interim financial data as of July 31, 2008 and for the nine and three months ended July 31, 2008 and July 31, 2007 is unaudited; however, in the opinion of the Company, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods.

A. Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with PNC Bank, N.A. All highly liquid investments are listed separately on the Portfolio of Investments.

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

At July 31, 2008 and October 31, 2007, market quotations were not readily available for the Company’s portfolio of securities valued at $33,526,737 or 53.29% of net assets and $56,267,427 or 77.78% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of July 31, 2008, the Company has not received information to determine the tax cost of the Private Investment Funds. At December 31, 2007 and December 31, 2006, the Private Investment Funds had a cost basis for tax purposes of $14,367,291 and $12,465,650, respectively. Based on values of the Private Investment Funds as of July 31, 2008, and after adjustment for purchases and sales between December 31, 2007 and July 31, 2008, this results in net unrealized appreciation for tax purposes on the Private Investment Funds of $4,045,593. The cost basis for federal tax purposes of the Company’s other investments at July 31, 2008 is $42,858,798, and those investments had net depreciation on a tax basis at July 31, 2008 of $26,761,095. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2007, was $61,405,464, and those investments had net depreciation on a tax basis at October 31, 2007 of $9,924,379.

F. Deferred income:

Deferred income represents certain amounts not received by the Company until a subsequent period due to contingencies relating to the sale of an investment. As of July 31, 2008, there was approximately $203,277 of proceeds not released from an escrow account relating to a prior year transaction. These proceeds are subject to certain claims. As such, it is subject to certain risks and is merely an estimate of the potential claim against the escrow account. The end result of the legal matter may result in a claim against the escrow account greater than the current accrual or it may result in a claim amount smaller than the current estimate and those differences can be material.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Bank of America Capital Advisors LLC (“BACA” or the “Investment Adviser”), which has its principal offices at 100 Federal Street, Boston, MA 02110, serves as the investment adviser to the Company. BACA is a Delaware limited liability company which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended. The Investment Adviser is an indirect wholly-owned subsidiary of, and controlled by, Bank of America Corporation (“Bank of America”), a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, North Carolina 28255.

Prior to May 29, 2008, the Company’s investment adviser was UST Advisers, Inc. (“USTA”). On May 29, 2008, BACA assumed the responsibilities of the investment adviser to the Company as a result of a transfer (the “Transfer”) of USTA’s rights and obligations under the New Advisory Agreement (as defined below) between the Company and USTA dated July 1, 2007. The Transfer was approved by the Company’s Board of Managers on March 11, 2008. This change was a product of corporate mergers resulting from the acquisition by Bank of America of U.S. Trust Corporation in July 2007. The Transfer of the New Advisory Agreement from USTA to BACA did not change (i) the way the Company is managed, including the level of services provided, (ii) the team of investment professionals providing services to the Company, or (iii) the management and incentive fees the Company pays.

USTA, a Delaware corporation and registered investment adviser, has been an indirect wholly-owned subsidiary of, and controlled by, Bank of America, since July 1, 2007. Prior to that, USTA was an indirect subsidiary of U.S. Trust Corporation (“U.S. Trust Corp.”), a registered financial holding company, which, in turn, was a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”).

USTA assumed the duties of the investment adviser from the previous investment adviser to the Company, U.S. Trust Company, N.A. (“UST-NA”), which was acting through its registered investment advisory division, U.S. Trust Asset Management Division, on December 16, 2005. UST-NA has served as the investment adviser to the Company pursuant to an Investment Advisory Agreement (the “Agreement”). Under the Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter.

Prior to March 31, 2006 and pursuant to a sub-advisory agreement among the Company, UST-NA, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment subadviser to the Company and received an investment management fee from UST-NA and USTA.

On March 31, 2006, U.S. Trust NY converted into a national bank named United States Trust Company, National Association (“U.S. Trust”) and UST-NA merged into U.S. Trust, with U.S. Trust as the surviving entity. After the merger, U.S Trust, acting through its registered investment advisory division, U.S. Trust-New York Asset Management Division (the “Investment Sub-Adviser”), was serving as investment sub-adviser to the Company pursuant to an investment sub-advisory agreement.

On July 1, 2007, U.S. Trust Corp. and its subsidiaries, including USTA and the Investment Sub-Adviser, were acquired by Bank of America (the “Sale”). USTA continued to serve as the Investment Adviser to the Company after the Sale (until May 29, 2008, as indicated above) pursuant to a new investment advisory agreement with the Company (the “New Advisory Agreement”) that was approved at a special meeting of members of the Company held on March 15, 2007 and was identical in all material respects except for the term and the date of effectiveness to the Agreement. The Investment Sub-Adviser ceased to serve as the investment sub-adviser to the Company after the Sale.

On February 22, 2008, U.S. Trust merged into Bank of America, N.A. (“BANA”), an indirect wholly-owned subsidiary of Bank of America.

As of July 31, 2008 and October 31, 2007, $158,150 and $182,802, respectively, were payable to the Investment Adviser and USTA, respectively.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

On July 31, 2008, the Company received $268,999 from BACA as a reimbursement for fees associated with the sale of Genoptix, Inc. During the period, the Company through its own internal controls identified a potential violation of the Investment Company Act involving the sale of Genoptix, Inc. through an affiliate of USTA. BACA and its affiliate believe that the sale of Genoptix, Inc. in the initial public offering and secondary offering was at arms-length. However, to ensure the Company and its investors are not detrimented and in its fiduciary capacity as the Investment Adviser, BACA decided to reimburse the Company for the fees paid to its affiliate.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type and (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of July 31, 2008 and October 31, 2007, there was no Incentive Carried Interest earned by the Investment Adviser.

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PNC Global Investment Servicing (“PNC GIS”) (formerly known as PFPC Inc.), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PNC GIS a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $36,667 for taxation services and (iii) reimburses PNC GIS for out-of-pocket expenses.

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

As of July 31, 2008 and October 31, 2007, Excelsior Venture Investors III, LLC had an investment in the Company of $39,943,520 and $45,925,203, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 4 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and proceeds from sales of securities for the nine months ended July 31, 2008 and July 31, 2007 were as follows:

Nine Months Ended July 31,	Purchases ($)	Proceeds ($)
2008	3,037,411	20,606,720
2007	5,507,172	14,976,791

Note 5 — Commitments

As of July 31, 2008, the Company had unfunded investment commitments to Private Investment Funds totaling $3,928,672. The Company also had commitments from its investors of $148.8 million, of which $2.7 million remains uncalled.

Private Investment Funds	Commitment	Unfunded Commitment
Advanced Technology Ventures VII, L.P.	$2,700,000	$189,000
Burrill Life Sciences Capital Fund	3,000,000	731,349
CHL Medical Partners II, L.P.	2,000,000	99,960
CMEA Ventures VI, L.P.	3,000,000	810,000
Morgenthaler Partners VII, L.P.	3,000,000	300,000
Prospect Venture Partners II, L.P.	3,000,000	435,000
Sevin Rosen Fund IX, L.P.	3,000,000	780,000
Tallwood II, L.P.	3,000,000	150,000
Valhalla Partners, L.P.	3,000,000	433,363

Total	$25,700,000	$3,928,672

Note 6 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the nine months ended July 31, 2008 and October 31, 2007. Transactions with companies, which are or were affiliates, were as follows:

				For Nine Months Ended July 31, 2008 (Unaudited)
Name of Investment	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/Principal Amount Held at July 31, 2008	July 31, 2008 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	—	—	—	—	—	75,463	—	—

Total Controlled Affiliates		$—	$—	$—	$—	$75,463		$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,936
LogicLibrary, Inc., Series A Preferred	8,751,782	4,001,492	(4,087,685)	—	1,758	—	—	—
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	(1,408,450)		—	—	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	(1,054,960)	—	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	(4,000,000)	—	—
NanoOpto Corp., Bridge Note	237,321	160,000	—	93,384	—	(143,937)	—	—
OpVista, Inc., Series AA Preferred	5,683,906	6,236,892	(4,067,801)	—	—	—	1,088,532	551,817
OpVista, Inc., Common Stock	1,079,541	1,184,567	4,465,175	—	—	—	6,025,312	—
OpVista, Inc., Series BB Convertible Preferred	433,400	491,800	(397,374)	—	—	—	83,001	44,075
OpVista, Inc., Series CC Convertible Preferred	—	—	683,075	—	—	—	3,418,748	1,025,624
OpVista, Inc., Bridge Note	675,989	1,351,978	(683,075)	—	7,760	—	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	675
Silverback Systems, Inc., Escrow	—	—	—	—	—	(19,931)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	534,026	—	—	—	—	4,166,667	—
Tensys Medical, Inc., Series D Preferred	1,187,500	152,197	—	—	—	—	1,187,500	—
Tensys Medical, Inc., Series E Preferred	96,629	347,865	—	—	—	—	318,845	—

Total Non-Controlled Affiliates		$25,066,204	$(5,496,135)	$93,384	$9,518	$(5,218,828)		$10,819,127

Total Non-Controlled and Controlled Affiliates		$25,066,204	$(5,496,135)	$93,384	$9,518	$(5,143,365)		$10,819,127

				For the Year Ended October 31, 2007 (Audited)
Name of Investment	Shares/Principal Amount Held at October 31, 2006	October 31, 2006 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$9,942,786	$—	$1,573,881	$—	$—
Pilot Software Inc., Bridge Note, 9%	1,404,600	1,404,600	—	2,864,704	36,712	1,403,907	—	—
Cydelity Inc., Series A Preferred	19,995,000	—	—	—	—	(3,999,000)	—	—
Cydelity Inc., Series A-1 Preferred	19,702,277	3,940,456	—	—	—	(3,940,455)	—	—
Cydelity Inc., Series A-2 Preferred	25,535,051	2,500,009	—	1,001,681	—	(1,498,327)	—	—
Cydelity Inc., Common Stock	1,000,000	—	—	—	—	(1,000)	—	—

Total Controlled Affiliates		$15,955,161	$—	$13,809,171	$36,712	$(6,460,994)		$—
Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	(3,500,000)	—	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	(1,441,133)	—	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	—	—
Ethertronics, Inc., Series C Warrants	214,073	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,316,793	1,975,190	571,746	—	—	—	1,697,957	2,546,937
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	—	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	(554,178)	—	—	—	—	—
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	(461,815)	—	—	—	—	—
LightConnect, Inc., Series C Preferred	—	—	—	—	—	168,484	—	—
LogicLibrary, Inc., Series A Preferred	7,762,821	3,549,296	452,196	—	—	—	8,751,782	4,001,492
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	840,912	—	—	—	(2,231,212)	—	—
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	(1,286,154)	—	—
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	(733,389)	—	—
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	—	—
NanoOpto Corp., Series D Preferred	1,234,263	382,622	—	—	—	(382,622)	—	—
NanoOpto Corp., Bridge Note	—	—	237,321	—	—	—	237,321	160,000
OpVista, Inc., Series AA Preferred	5,089,790	5,367,967	526,227	—	—	—	5,683,906	6,236,892
OpVista, Inc., Common Stock	1,079,541	1,138,542	—	—	—	—	1,079,541	1,184,567
OpVista, Inc., Series BB Convertible Preferred	—	—	491,800	—	—	—	433,400	491,800
OpVista, Inc., Bridge Note	—	—	675,989	—	—	—	675,989	1,351,978
OpVista, Inc., Series CC Warrants	—	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Common	40,026	—	—	—	—	(4,759,081)	—	—
Silverback Systems, Inc., Series B	559,993	1,600,000	—	749,976	—	(750,805)	—	—
Silverback Systems, Inc., Series A-2 Preferred	772,503	—	—	—	—	(2,070,310)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	534,026
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	152,197
Tensys Medical, Inc., Series E Preferred	—	—	—	115,954	—	—	96,629	347,865
Tensys Medical, Inc., Bridge Note	52,017	52,017	59,039	(115,954)	4,898	—	—	—

Total Non-Controlled Affiliates		$30,327,177	$96,681	$749,976	$4,898	$(16,986,222)		$25,066,204

Total Non -Controlled and Controlled Affiliates		$46,282,338	$96,681	$14,559,147	$41,610	$(23,447,216)		$25,066,204

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

Note 9 — Disclosure regarding Private Investment Funds over 5% of Net Assets

CMEA Ventures VI, L.P. represents 6.60% of Net Assets at July 31, 2008. The investment objective of CMEA Ventures VI, L.P. is to invest in and assist new and emerging growth-oriented business that are involved in the areas of life science technology, human healthcare and high technology companies in order to achieve net rates of return on invested capital in the top quartile of venture capital funds of the same vintage year. CMEA Ventures VI, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of CMEA Ventures VI, L.P. may approve transfers; however, it is at its sole discretion.

Note 10 — New Accounting Pronouncements

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

Note 10 — New Accounting Pronouncements (continued)

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

Note 11 — Subsequent Events

Deferred income from the sale of investments has been increased from the period ending April 30, 2008 through July 31, 2008 due to a claim against the escrow account that occurred during the period. These escrowed monies have not been paid to the Company at August 29, 2008, which is the month in which the release was expected to occur. Hence, the provision for any claim against the escrow, is merely an estimate at July 31, 2008. The claims may result in a loss greater or less than the current estimate and those differences could be material relative to the estimate.

The remaining Genoptix, Inc. shares were sold subsequent to the period ending July 31, 2008. The sale generated proceeds of $981,610, net of commissions and selling costs. Additionally, the stock sales receivable of $3,939,128 as of July 31, 2008 was settled in August 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations. For the Nine and Three months ended July 31, 2008 as Compared to the Similar Periods in 2007

Realized and Unrealized Gains and Losses from Portfolio Investments

For the nine months ended July 31, 2008 and 2007, the Company had a net realized gain/(loss) on security transactions of $11,010,306 and ($3,972,070), respectively. The realized gain of $11,010,306 for the nine months ended July 31, 2008 is comprised of gains from the Company’s partial sale of Genoptix, Inc. and the Company’s sale of Pilot Software Inc., which resulted in a realized gain of $16,361,537 and $75,463, respectively. This gain was partially offset by the realized losses from the Company’s write off of Midas Vision Systems, Inc. and NanoOpto Corporation, which resulted in a realized loss of ($5,054,960) and ($143,937), respectively. All other remaining direct investments and Private Investment Funds resulted in a net realized loss of ($227,797). The net realized (loss) for the nine months ended July 31, 2007 was principally the result of the Company’s sale of Silverback Systems, Inc, which resulted in a realized loss of ($7,580,196). This loss was partially offset by a realized gain of $3,033,984 from the Company’s sale of Pilot Software Inc. All other remaining direct investments and Private Investment Funds resulted in a net realized gain of $574,142 for the period ended July 31, 2007.

For the nine months ended July 31, 2008 and 2007, the Company had a net change in unrealized (depreciation)/appreciation on investments of ($15,666,832) and $882,127, respectively. The net change in unrealized (depreciation) for the nine months ended July 31, 2008 was principally the combination of: i) the unrealized loss on OpVista, Inc. of ($7,650,806); ii) an unrealized loss on SOA Software, Inc. in the amount of ($5,681,135); iii) reversal of unrealized gains due to the sale of Genoptix, Inc. of ($6,645,429); and iv) an unrealized loss of ($1,300,748) on Tensys Medical, Inc. This unrealized loss was partially offset by: the reversal of unrealized losses due to write off of Midas Vision Systems, Inc. of $5,054,960 and the appreciation of CMEA Ventures VI, L.P. of $1,469,571. The remaining direct investments and Private Investment Funds resulted in a net unrealized loss of ($913,245). The net change in unrealized appreciation for the nine months ended July 31, 2007 was principally the combination of: i) the sale of Silverback Systems Inc. which resulted in a reversal in unrealized depreciation of $6,730,172 due to the reclassification from an unrealized loss to realized loss; ii) a decrease of ($4,840,466) due to the write-down of Cydelity, Inc., a private company investment; iii) an increase of $1,012,291 due to the write-up of OpVista Inc.; and iv) a decrease of ($3,320,399) due to a write-down of NanoOpto Corporation ; v) an increase of $1,350,001 due to a write-up of Archemix Corporation; vi) a decrease of ($1,521,144) due to a write-down on Tensys Medical, Inc.; and vii) an increase of $1,469,065 due to a write-up of Genoptix, Inc. The remaining change was a result of changes in the private investment funds and public stocks.

For the three months ended July 31, 2008 and 2007, the Company had a net realized gain on security transactions of $13,673,973 and $137,524, respectively. The net realized gain for the three-month period ended July 31, 2008 was principally the result of the Company’s partial sale of Genoptix, Inc. of $13,792,926. For the three months ended July 31, 2007, the net realized gain was principally the result of a net gain distribution of $396,333 from the Private Investment Funds, that was offset by a contingent loss accrual relating to the Pilot Software, Inc. sale of ($258,809).

For the three months ended July 31, 2008 and 2007, the Company had a net change in unrealized (depreciation) on investments of ($10,673,963) and ($2,859,433), respectively. The net change in unrealized depreciation for the three months ended July 31, 2008 was principally the combination of: i) the reclassification from unrealized appreciation to realized gain of Genoptix, Inc. of ($11,801,901); ii) the write-down of SOA Software, Inc. of ($185,000); and iii) the appreciation of CMEA Ventures VI, L.P. of $1,072,957, an overall increase in the valuation of the Company’s Private Investment Funds in the amount of $239,981. The net change in unrealized depreciation for the period ended July 31, 2007 was principally the result of the combination of: i) an increase of $1,350,001 and $1,469,065 due to write-ups on Archemix Corporation and Genoptix, Inc., respectively and ii) a decrease of ($3,320,399), ($1,521,144), and ($618,000) due to write-downs of NanoOpto Corporation, Tensys Medical, Inc., and Cydelity, Inc., respectively. The remaining change was a result of changes in the Private Investment Funds and public stocks.

Investment Income and Expenses

For the nine months ended July 31, 2008, the Company had investment income of $250,929, primarily from investments in short-term securities, and net operating expenses of $1,031,521, resulting in a net investment loss of ($780,592). In comparison, for the similar period ended July 31, 2007, the Company had investment income of $516,037, primarily from investments in short-term securities, and net operating expenses of $1,018,338, resulting in a net investment loss of ($502,301). The decrease in investment income for the nine months ended July 31, 2008 is primarily due to decreases in interest income due to declines in short-term interest rates. For the nine months ended July 31, 2008, expenses increased due to higher professional fees charged to the Company.

For the three months ended July 31, 2008, the Company had investment income of $40,067 and net operating expenses of $367,886 resulting in a net investment loss of ($327,819). In comparison, for the similar period ended July 31, 2007, the Company had investment income of $135,960 and net operating expenses of $313,301, resulting in a net investment loss of ($177,341). The decrease in net investment income for the three months ended July 31, 2008 was a result of a decrease in short-term interest income. The increase in operating expenses was primarily due to higher professional fees charged to the Company.

For the nine months ended July 31, 2008 and 2007, the Investment Adviser earned $495,945 and $509,020 in management fees, respectively. For the three months ended July 31, 2008 and 2007, the Investment Adviser earned $158,150 and $160,975 in management fees, respectively. Management fees recorded during the periods ended July 31, 2008 and July 31, 2007 are at an annual rate of 1.00% of net assets. The decrease in management fees coincides with the overall decreases in net asset over the comparable periods.

Net Assets

The Company’s net assets were $62,919,746, or a net asset value per unit of $213.14, at July 31, 2008. This represents a decrease of $9,422,453, or $31.91 per unit, from net assets of $72,342,199, or $245.05 per unit, at October 31, 2007. The net decrease resulted principally from a net decrease in net assets from operations of $5,437,188, or $18.41 per unit, and distributions to members of $3,985,335, or $13.50 per unit.

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

At July 31, 2008, the Company held $21,130,822 in cash and cash equivalents and $984,128 short-term investments, as compared to $26,240 in cash and cash equivalents and $11,367,859 in short-term investments, at October 31, 2007. The overall increase in cash and short-term investments was primarily due to cash received from the sale of Genoptix, Inc. At July 31, 2008, the Company did not invest in any short-term notes. The Company funded additional capital per its commitments to its Private Investment Funds in the amount of $2,467,188 for the nine months ended July 31, 2008. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through July 31, 2008, has contributed $21,771,328 or 84.71% of the total capital committed to nine Private Investment Funds. During the nine months ended July 31, 2008, the Company also participated in follow-on financing rounds for several of its private companies totaling $570,223.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Valuation and Audit Committees of the Company’s Board of Managers, consisting of the Managers, who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Managers”), of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 53.29% of the Company’s net assets. For the private investments held at July 31, 2008, changes to these estimates and realizations resulted in a $5.6 million decrease in net asset value from October 31, 2007.

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

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and Private Investment Funds. As of July 31, 2008, 53.29% of the Company’s net assets are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the Private Investment Funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At July 31, 2008 and July 31, 2007, the Company was not subject to equity price risk normally associated with public equity markets, except for Genoptix, Inc. and to the extent that the Private Investment Funds that the Company has invested in hold, from time to time, interests in securities which may be publicly traded.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2008 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

On May 30, 2008, the Company filed a Current Report on Form 8-K to report under Item 8.01 certain disclosures.

On July 16, 2008, the Company filed a Current Report on Form 8-K to report under Item 5.02 certain disclosures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: September 15, 2008	By:	/s/ James D. Bowden
James D. Bowden
President and Chief Executive Officer

Date: September 15, 2008	By:	/s/ Steven L. Suss
Steven L. Suss
Treasurer and Chief Financial Officer