Form 10-K
period 2008-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2009-01-30
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTIONS 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Overview

Excelsior Venture Partners III, LLC (the “Company”) is a Delaware limited liability company organized on February 18, 2000. The Company is a non-diversified, closed-end management investment company operating as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“Investment Company Act”) and, in connection with its initial offering of units, registered said offering of units under the Securities Act of 1933, as amended (the “Securities Act”). BDCs are a special type of investment company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company’s investment objective is to achieve long-term capital appreciation by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

Bank of America Capital Advisors LLC (“BACA” or the “Investment Adviser”), which has its principal offices at 100 Federal Street, Boston, MA 02110, serves as the investment adviser to the Company. BACA is a Delaware limited liability company which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Adviser is an indirect wholly-owned subsidiary of, and controlled by, Bank of America Corporation (“Bank of America”), a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, North Carolina 28255. All officers of the Company are employees and/or officers of the Investment Adviser. The Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

Prior to May 29, 2008, the Company’s investment adviser was UST Advisers, Inc. (“USTA”). On May 29, 2008, BACA assumed the responsibilities of the investment adviser to the Company as a result of a transfer (the “Transfer”) of USTA’s rights and obligations under the Advisory Agreement (as defined below) between the Company and USTA dated July 1, 2007. The Transfer was approved by the Company’s Board of Managers on March 11, 2008. This change was a product of corporate mergers resulting from the acquisition by Bank of America of U.S. Trust Corporation (“U.S. Trust Corp.”) in July 2007. The Transfer of the Advisory Agreement from USTA to BACA did not change (i) the way the Company is managed, including the level of services provided, (ii) the team of investment professionals providing services to the Company, or (iii) the management and incentive fees the Company pays. Until July 1, 2007, United States Trust Company, National Association (“U.S. Trust”) acting through its registered investment advisory division, U.S. Trust-New York Asset Management Division had served as the investment sub-adviser to the Company (the “Investment Sub-Adviser”)

USTA, a Delaware corporation and registered investment adviser, had been an indirect wholly-owned subsidiary of, and controlled by, Bank of America, since July 1, 2007. Prior to that, USTA was an indirect subsidiary of U.S. Trust Corp., a registered financial holding company, which, in turn, was a wholly-owned subsidiary of The Charles Schwab Corporation (“Schwab”). USTA assumed the duties of the investment adviser from the previous investment adviser to the Company, U.S. Trust Company, N.A. (“UST-NA”), which was acting through its registered investment advisory division, U.S. Trust Asset Management Division, on December 16, 2005. UST-NA has served as the investment adviser to the Company pursuant to an investment advisory agreement.

On July 1, 2007, U.S. Trust Corp. and its subsidiaries, including USTA and the Investment Sub-Adviser, were acquired by Bank of America (the “Sale”). USTA continued to serve as the Investment Adviser to the Company after the Sale (until May 29, 2008, as indicated above) pursuant to a new investment advisory agreement with the Company (the “Advisory Agreement”) that was approved at a special meeting of Members of the Company held on March 15, 2007 and was identical in all material respects except for the term and the date of effectiveness to the previous investment advisory agreement. The Investment Sub-Adviser ceased to serve as the investment sub-adviser to the Company after the Sale.

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

Percentages are derived by taking each investment’s fair value within an industry divided by the total fair value of the Company’s portfolio investments; thus the percentages are not based on the net asset value of the Company.

Investments Held — Private

Archemix Corporation (“Archemix”)

Description: Archemix is a biopharmaceutical company leading the development of aptamers as a new class of directed therapeutics for the prevention and treatment of chronic and acute disease. Aptamers can be used in a wide range of disease areas, including many of those currently addressed by protein-based therapeutics, and can be produced quickly and economically. With a portfolio of over 300 patents and patent applications, Archemix holds the key to the development of aptamer technology and its implications for the pharmaceutical industry. Archemix is focused on using its expertise to aggressively pursue drug discovery and development in a variety of areas. As of October 31, 2008, the Company has invested $2.7 million in Archemix and values its investment at $2.2 million.

2008 Activity and Outlook: Archemix continues to progress in terms of development of aptamer products, patents and collaboration agreements. Archemix announced on November 18th, 2008 a proposed merger with NitroMed, Inc., which trades on the NASDAQ under the symbol NTMD, whereby Archemix would be the surviving company. The proposed merger should allow the company to grow its business through this difficult financing environment. The merger is subject to various shareholder approvals and is expected to be completed by the second quarter of 2009. More information can be found on Form 8K regarding the transaction filed by/on behalf of NitroMed, Inc. on December 8, 2008.

Ethertronics, Inc. (“Ethertronics”)

Description: Ethertronics designs and manufactures the industry’s only Isolated Magnetic DipoleTM (“IMD”) internal antennas for wireless devices. Used in cellular and wireless LAN applications—phones, notebooks, LAN cards, PDAs, Bluetooth devices and GPS receivers—IMD antennas provide longer-range, increased signal strength and improved voice/data quality inside buildings, particularly in noisy environments and in fringe network coverage areas. As of October 31, 2008, the Company has invested $9.2 million in Ethertronics and values its investment at $9.2 million.

2008 Activity and Outlook: In 2008, Ethertronics met key sales, operations and cash flow goals set by the investors and board. Ethertronics has become a key supplier to top tier vendors like Amoi, Casio, Compal, HP, Lenovo, Mobicom, Samsung, Symbol/Motorola and Techfaith. Ethertronics’ plan for next year includes a meaningful increase in revenue and cash flow.

SOA Software, Inc. (“SOA” f/k/a LogicLibrary, Inc.)

Description: SOA is the leading provider of a software system that enables the management and reuse of software development assets for large enterprises and IT environments. SOA’s patent-pending technology provides a comprehensive and collaborative approach for creating, migrating and integrating enterprise applications for use in service-oriented architecture, web services and other software development initiatives. As of October 31, 2008, the Company has invested $5.7 million in SOA and values its investment at zero. As the Company’s equity position in SOA is junior to other preferred shareholders, despite some positive news SOA is valued at zero.

2008 Activity and Outlook: The merger between SOA and LogicLibrary, Inc. was successfully completed in May 2008. While SOA Software has outstanding run-time or operationally focused service-orientated architecture governance solution, the addition of LogicLibrary, Inc.’s core strength in development and design time governance will expand their product suite. With the addition of Logidex, the combined company can offer differentiated governance solutions that start with Planning Governance (Logidex) flows to LifeCycle Governance (Logidex and Workbench) and finally Run-time Governance (Service Manager). The combination of these products creates a broad and integrated governance suite that can be managed from a single focal point. The company has several strategic initiatives underway to ensure the SOA can continue to grow during this difficult financing environment.

OpVista, Inc. (“OpVista”)

Description: Description: OpVista provides advanced optical network solutions for advanced video and IP services. OpVista’s reconfigurable optical transport systems are uniquely suited to deliver triple play convergence, especially advanced video and IP services, for cable and communications service providers. As of October 31, 2008, the Company has invested $15.4 million in OpVista and values its investment at zero. As the Company’s equity position in OpVista is junior to other preferred shareholders, despite some positive news OpVista is valued at zero.

2008 Activity and Outlook: OpVista is going into telecom equipment markets because the opportunities in the Company’s previous markets for cable equipment have declined during 2007. Due to this decline in business relative to the business plan and the change in marketing, the Company needed to raise additional equity. There is a long time horizon needed to achieve significant revenue progress in telecom markets so we do not expect rapid growth in revenues for 2008-2009.

Tensys Medical, Inc. (“Tensys”)

Description: Tensys designs, develops, manufactures and markets a continuous, non-invasive arterial blood pressure management system. This method is more effective than intermittent cuff-based systems and far less invasive than arterial cannulation. As of October 31, 2008, the Company has invested $6.8 million in Tensys and values its investment at zero. As the Company’s equity position in Tensys is junior to other preferred shareholders, despite some positive news Tensys is valued at zero.

2008 Activity and Outlook: Tensys continues to invest in research and development to refine its non-invasive blood-pressure-monitoring products to improve market acceptance. Feedback from customers and increased usability of Tensys’ new products indicate that earlier usability issues, which were a key stumbling block, have been addressed successfully. Tensys and its board of directors agreed to a merger and acquisition transaction with a privately held company. This transaction will not provide any liquidity to the Company and is expected to occur in first quarter 2009.

Investments Held — Public

Genoptix, Inc. (“Genoptix”)

Description: Genoptix provides Personalized Medicine Services to hematologists and oncologists and their patients through its CLIA- and CAP-certified testing laboratory to aid in the treatment of blood and bone-marrow malignancies. Genoptix’s Personalized Medicine Services combines proprietary and exclusive tests with advanced clinical techniques to provide comprehensive evaluation to individual patients. Genoptix tests monitor an individual patient’s response to chemotherapeutic agents in leukemia and other blood-related cancers. These services help physicians deliver personalized patient management which results in accurate diagnoses, more effective treatment, reduced adverse effects, enhanced monitoring and improved outcomes As of October 31, 2008, the Company has liquidated its position in Genoptix.

2008 Activity and Outlook: Genoptix which trades on the NASDAQ under the symbol GXDX, was sold down strategically over the course of a ten month period. The Company invested $4.8 million in Genoptix and generated proceeds of $21.5 million through the sales for a 4.5X return on its investment with an IRR of 31%.

Exits

The Company liquidated its interest in eleven of its portfolio companies since inception. As a result of these exits, the Company realized proceeds of $64.0 million. Total cost for these eleven companies was $64.6 million.

The Company made a $4.8 million investment in Genoptix in July 2003. After Genoptix went public in late 2007, the Company began to strategically liquidate its position and as a result generated proceeds of $21.5 million for a 4.5X return on its investment with an IRR of 31%.

Investments Held — Third Party Investment Funds

Advanced Technology Ventures VII, L.P. (“ATV”) is a $700 million venture capital fund targeting multistage information technology, communications and life sciences companies. As of October 31, 2008, ATV has drawn approximately $2.5 million of the Company’s $2.7 million capital commitment. At October 31, 2008, the total value (fair market value plus distributions) of this investment was $2.0 million.

Burrill Life Sciences Capital Fund (“Burrill”) is a $200 million venture capital fund established to invest primarily in innovative, early-stage life science venture opportunities. As of October 31, 2008, Burrill has drawn approximately $2.3 million of the Company’s $3.0 million capital commitment. At October 31, 2008, the total value (fair market value plus distributions) of this investment was $1.6 million.

CHL Medical Partners II, L.P. (“CHL”) is a $125 million venture capital fund targeting start-up and early-stage medical technology and life sciences companies. As of October 31, 2008, CHL has drawn approximately $1.9 million of the Company’s $2.0 million capital commitment. At October 31, 2008, the total value (fair market value plus distributions) of this investment was $1.5 million.

CMEA Ventures VI, L.P. (“CMEA”) is a $100 million venture capital fund targeting both early life science and information technology companies. As of October 31, 2008, CMEA has drawn approximately $2.3 million of the Company’s $3.0 million capital commitment. At October 31, 2008, the total value (fair market value plus net distributions) of this investment was $2.8 million.

Morgenthaler Venture Partners VII, L.P. (“Morgenthaler”) is an $850 million venture capital fund targeting multi-stage information technology, communications and health care companies. As of October 31, 2008, Morgenthaler has drawn approximately $2.9 million of the Company’s $3.0 million capital commitment. At October 31, 2008, the total value (fair market value plus distributions) of this investment was $1.8 million.

Prospect Venture Partners II, L.P. (“Prospect”) is a $500 million venture capital fund targeting multi-stage life sciences companies. As of October 31, 2008, Prospect has drawn approximately $2.6 million of the Company’s $3.0 million capital commitment. At October 31, 2008, the total value (fair market value plus distributions) of this investment was $1.6 million.

Sevin Rosen IX, L.P. (“Sevin Rosen”) is a top-tier early-stage venture capital firm, which closed a $305 million venture capital fund dedicated to early-stage technology investments. As of October 31, 2008, Sevin Rosen has drawn approximately $2.3 million of the Company’s $3.0 million capital commitment. At October 31, 2008, the total value (fair market value plus distributions) of this investment was $1.7 million.

Tallwood II, L.P. (“Tallwood”) is a $150 million venture capital fund established to invest in attractive, early-stage growth companies possessing leading-edge technology in the semiconductor industry. As of October 31, 2008, Tallwood has approximately $3.0 million of the Company’s $3.0 million capital commitment. At October 31, 2008, the total value (fair market value plus distributions) of this investment was $2.0 million.

Valhalla Partners, L.P. (“Valhalla”) is a $200 million venture capital fund established to invest in attractive early-stage venture capital investments in information technology companies in the Mid-Atlantic region. As of October 31, 2008, Valhalla has drawn approximately $2.6 million of the Company’s $3.0 million capital commitment. At October 31, 2008, the total value (fair market value plus net distributions) of this investment was $2.4 million.

The Company continues to monitor the progress of the Company’s investments in light of the current economic environment. While our short-term outlook for liquidity appears challenging, there is still value in the investments the Company owns. Thus, the Company’s commitment to maximize the value from the investments is our highest priority. Lastly, the Company is managing the liquidity it possess in a judicious manner in light of the challenging financing environment and intends to dedicate its resources to those opportunities that possess the greatest potential.

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

Employees

At October 31, 2008, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Investment Adviser pursuant to the Advisory Agreement.

Risk Factors

An investment in the securities of a business development company, such as the Company, involves certain risks not present in an investment in the securities of other companies, including other types of management investment companies.

Portfolio Investment Risk. Under the Investment Company Act, a business development company generally must be operated for the purpose of investing in the securities of certain present and former “eligible portfolio companies” or certain bankrupt or insolvent companies. Generally, eligible portfolio companies include companies that at the time of initial investment (i) do not have a class of securities included in the Federal Reserve Board’s over-the-counter margin list (i.e., unregistered, private companies) or (ii) have total assets of less than $4 million, among other things. Although investing in such private or “small” companies offers the opportunity for significant capital gains, such investments also involve a high degree of business and financial risk that can result in substantial losses.

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

Market Information

The Company has an unlimited number of no par value units authorized. As of October 31, 2008, 295,210 units of membership interest were issued and outstanding. There is no established public trading market for the Company’s units of membership interest.

Holders

There were 263 holders of units of membership interest as of October 31, 2008.

Dividends and Distributions

Fiscal Year Ended October 31, 2008. Distributions of $71.50 per share were made to unit holders during fiscal year 2008.

Fiscal Year Ended October 31, 2007. A distribution of $28.00 per share was made to unit holders during fiscal year 2007.

Fiscal Year Ended October 31, 2006. There were no distributions paid during fiscal year 2006.

Fiscal Year Ended October 31, 2005. A distribution of $36.84 per share was made to unit holders during fiscal year 2005.

For additional information concerning the payment of distributions, see “Significant Accounting Policies” in the notes to the financial statements of the Company included in Item 8 hereof.

ITEM 6.	SELECTED FINANCIAL DATA.

($ in 000’s except for per unit data)

Fiscal Year Ended	10/31/08	10/31/07	10/31/06	10/31/05	10/31/04
Financial Position
Investments in securities	$29,798	$68,038	$75,889	$92,593	$115,731
All Other Assets	10,835	4,980	31	1,362	1,258
Total Assets	40,633	73,018	75,920	93,955	116,989
Liabilities	354	676	358	606	910
Net Assets	40,279	72,342	75,562	93,349	116,079

Changes in Net Assets
Net investment income (loss)	(988)	(615)	(638)	(1,311)	(2,318)
Net (loss)/gain on investments	(9,967)	5,661	(17,148)	(10,544)	(4,060)
Distributions	21,108	8,266	—	10,876	—

Per Unit Data
Net Assets	$136.44	$245.05	$255.96	$316.21	$393.21
Distributions Paid	71.50	28.00	—	36.84	—

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

At October 31, 2008, the Company held $10,693,165 in cash and cash equivalents and $984,128 short-term investments, as compared to $26,240 in cash and cash equivalents and $11,367,859 in short-term investments respectively, at October 31, 2007. The marginal increase in cash and short-term investments from October 31, 2007 was primarily due to cash received from the sale of Genoptix, Inc. and other investments of which the Company distributed approximately 98% of the gross proceeds generated during the fiscal year ended October 31, 2008. The remaining proceeds were used to fund expenses and invest in portfolio investments. The Company during this period funded additional capital per its commitments to all of its private investment funds. In connection with the Company’s total commitments to private funds in the amount of $25,700,000 since inception, the Company, through October 31, 2008, has contributed $22,301,825 or 86.78% of the total capital committed to nine private investment funds. During the fiscal year ended October 31, 2008, the Company also participated in follow-on financing rounds for several of its private companies totaling $536,176.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Results of Operations

Investment Income and Expenses

For the fiscal year ended October 31, 2008, the Company had investment income of $408,721, primarily from investments in short-term securities, and operating expenses of $1,396,703, resulting in a net investment loss of ($987,982). For the fiscal year ended October 31, 2007, the Company had investment income of $714,577, primarily from investments in short-term securities, and operating expenses of $1,329,691, resulting in a net investment loss of ($615,114). For the fiscal year ended October 31, 2006, the Company had investment income of $1,238,630, primarily from investments in short-term securities, and operating expenses of $1,876,947, resulting in a net investment loss of ($638,317). The decrease in investment income for the year ended October 31, 2008 is due to decreases in interest income from investments in the private companies as well as decreases in money market rates. The increase in operating expenses was due primarily to increased legal costs which were partially offset by a decline in management fees as a result of reduced net assets under management. Additionally, during 2007 the management fees were at a 2.00% rate for a quarter of the year while the rate for fiscal year 2008 was consistently at 1.00% for the full fiscal year. The increase in investment income for the year ended October 31, 2007 in comparison to the year ended October 31, 2006 is due to an increase in interest income from investments in the private companies and from an increase in interest earned on short-term securities. The decrease in operating expenses, in comparing to the fiscal year ended October 31, 2007 and October 31, 2006, was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period and a decrease in the management fee rate from 2.00% to 1.00% during 2007, while for 2006 the rate was at 2.00%.

For the fiscal years ended October 31, 2008, 2007 and 2006, USTA and the Investment Adviser earned $597,448, $691,823 and $1,231,320 in management fees, respectively. Management fees recorded during the period ended October 31, 2008 decreased over the period ended October 31, 2007 due to a decrease in net assets and the change in the management fee annual rate of 2.00% to 1.00% of net assets during 2007. The decrease in 2007 and 2006 is due to a decrease in net assets and the change in the management fee at an annual rate equal of 2.00% to 1.00% of net assets during 2007.

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

Net Assets

The Company’s net assets were $40,279,008, or a net asset value per unit of $136.44, at October 31, 2008. This represents a decline of ($32,063,191), or ($108.61) per unit, from net assets of $72,342,199, or $245.05 per unit, at October 31, 2007. The net decrease resulted principally from i) a net decrease in net assets from operations of ($10,955,676) or ($37.11) per unit and ii) a distribution of ($21,107,515) or ($71.50) per unit to unit holders.

The Company’s net assets were $72,342,199, or a net asset value per unit of $245.05, at October 31, 2007. This represents a decline of ($3,219,893), or ($10.91) per unit, from net assets of $75,562,092, or $255.96 per unit, at October 31, 2006. The net decrease resulted principally from i) a net increase in net assets from operations of $5,045,987 or $17.09 per unit and ii) a distribution of ($8,265,880) or ($28.00) per unit to unit holders.

Realized and Unrealized Gains and Losses from Portfolio Investments

The net realized gain of $11,649,815 for the fiscal year ended October 31, 2008 was comprised of a gain from the Company’s sale of Genoptix, Inc. in the amount of $17,248,158. This gain was partially offset by the realized losses from the Company’s write off of Midas Vision Systems, Inc. and NanoOpto Corporation, which resulted in a realized loss of ($5,054,960) and ($143,937), respectively. All other remaining direct investments and Private Investment Funds resulted in a net realized loss of ($399,446).

The net change in unrealized (losses) of ($21,617,509) for the fiscal year ended October 31, 2008 was principally the combination of: i) the unrealized loss on OpVista, Inc. of ($9,272,998); ii) reversal of unrealized gains due to the sale of Genoptix, Inc. of ($7,469,920); iii) an unrealized loss on SOA Software, Inc. in the amount of ($5,681,135); iv) the unrealized loss on Archemix Corporation, Inc. of ($1,850,000); and v) an unrealized loss of ($1,300,757) on Tensys Medical, Inc. Systems, Inc. This unrealized loss was partially offset by: the reversal of unrealized losses due to write off of Midas Vision Systems, Inc. of $5,054,960 and NanoOpto Corp. of $77,321, respectively. The remaining direct investments and Private Investment Funds resulted in a net unrealized loss of ($1,174,980).

The realized loss of ($23,862,768) for the fiscal year ended October 31, 2007 is comprised of losses from Cydelity, Inc. of ($9,438,783), NanoOpto Corp. of ($4,633,377), Silverback Systems, Inc. of ($7,580,196), Chips and Systems, Inc. of ($4,941,133). These losses were partially offset by gains on Pilot Software Inc. of $2,977,789. The remaining net loss of ($247,068) is comprised of all other gains/(losses) of the remaining direct investments and private investment funds.

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

Application of Critical Accounting Policies

Under the supervision of the Valuation and Audit Committees of the Company’s Board of Managers (the “Board” or “Board of Managers”), consisting of the Managers who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Managers”), of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments, including private investment funds. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 71.54% of the Company’s net assets. For the private investments held at October 31, 2008, changes to these estimates and realizations resulted in a $18.4 million decrease in net asset value from October 31, 2007.

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

The Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities which have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price may be applied.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in private companies and private investment funds. As of October 31, 2008, 71.54% of the Company’s net assets are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the private investment funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At October 31, 2008 and October 31, 2007, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the private investment funds that the Company has invested in hold, from time to time, interests in securities which may be publicly traded.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Members of

Excelsior Venture Partners III, LLC:

In our opinion, the accompanying statement of assets and liabilities, including the portfolio of investments, and the related statements of operations, of changes in net assets and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC (the “Fund”) at October 31, 2008 and October 31, 2007, and the results of its operations, the changes in its net assets, its cash flows and the financial highlights for each of the two years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of investments at October 31, 2008 by correspondence with the custodian and portfolio funds, provide a reasonable basis for our opinion. The financial statements of the Fund as of October 31, 2006 and for the year then ended, including the financial highlights for each of the periods in the three years then ended, were audited by other auditors whose report dated December 21, 2006 expressed an unqualified opinion on those statements.

As explained in Note 1, the financial statements include investments held by the Fund valued at $28,814,304 (71.54% of the Fund’s net assets) at October 31, 2008, the values of which have been fair valued by the Investment Manager, under the general supervision of the Board of Managers, in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

December 24, 2008

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2008

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	Private Companies **
	Common Stock #
	Optical @
10,615,593	OpVista, Inc.	06/06 - 10/08	$15,393,312	$—	0.00%

	Total Common Stock — Private Companies		15,393,312	—	0.00%

	Preferred Stocks #
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior *	05/08	5,681,135	—	0.00%

			5,681,135	—	0.00%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 - 11/03	1,999,999	1,629,629	4.05%
700,000	Archemix Corporation, Series B	03/04 - 12/05	700,000	570,371	1.42%

			2,699,999	2,200,000	5.47%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	—	0.00%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	—	0.00%
318,845	Tensys Medical, Inc., Series E	07/06 - 12/07	382,623	—	0.00%

			6,807,623	—	0.00%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 - 05/04	6,650,000	6,650,000	16.51%
1,697,957	Ethertronics, Inc. Series C	05/05 - 04/07	2,546,937	2,546,937	6.32%

			9,196,937	9,196,937	22.83%

	Total Preferred Stocks — Private Companies		24,385,694	11,396,937	28.30%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 - 07/06	—	—	0.00%

	Optical
675,313	OpVista, Inc., Series CC (expiration date 10/12)	10/07	675	—	0.00%

	Total Warrants		675	—	0.00%

	Total — Private Companies		$ 39,779,681	$11,396,937	28.30%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2008 — (continued)

Percent Owned &		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	Private Investment Funds **, #
0.37%	Advanced Technology Ventures VII, L.P.	08/01 - 07/08	$1,852,904	$1,995,953	4.96%
1.55%	Burrill Life Sciences Capital Fund	12/02 - 05/08	2,077,902	1,648,795	4.09%
1.34%	CHL Medical Partners II, L.P.	01/02 - 03/08	1,571,857	1,471,494	3.65%
1.02%	CMEA Ventures VI, L.P. (Note 9)	12/03 - 06/08	2,193,017	2,816,599	6.99%
0.34%	Morgenthaler Partners VII, L.P.	07/01 - 10/07	1,883,167	1,770,123	4.39%
0.57%	Prospect Venture Partners II, L.P.	06/01 - 03/08	1,408,668	1,575,441	3.91%
0.97%	Sevin Rosen Fund IX, L.P.	10/04 - 07/08	1,626,609	1,706,890	4.24%
2.36%	Tallwood II, L.P. (Note 9)	12/02 - 05/08	2,890,443	2,020,019	5.02%
1.64%	Valhalla Partners, L.P. (Note 9)	10/03 - 07/08	2,074,224	2,412,053	5.99%

	Total Private Investment Funds		17,578,791	17,417,367	43.24%

Shares
	Investment Company
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	2.44%

	Total Investments		$58,342,600	29,798,432	73.98%

	Other Assets & Liabilities (Net)			10,480,576	26.02%

	Net Assets			$40,279,008	100.00%

*	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,088,487 held by the Company and 454,276 held in escrow for the benefit of the Company.
**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2008 was $57,358,472. Total fair value of restricted and illiquid securities owned at October 31, 2008 was $28,814,304 or 71.54% of net assets.
***	Calculated as fair value divided by the Company’s Net Assets.
@	At October 31, 2008, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Total fair value of affiliated securities owned at October 31, 2008 (including investments in controlled affiliates) was $9,196,937 or 22.83% of Net Assets.
#	Non-income producing securities.
##	Disclosure is for restricted securities only.
&	Represents fair value of the Company’s investment as a percentage of Private Investment Fund’s total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	Money Market Instrument
10,385,000	Federal Home Loan Bank Discount Note 4.40%, 11/01/07		$ 10,383,731	$10,383,731	14.35%

	Public Companies #
	Common Stocks
	Wireless
5,338	Citrix Systems, Inc. (CTXS)		226,011	229,481	0.32%

	Capital Equipment
12,059	Acme Packet, Inc. (APKT)		160,803	173,168	0.24%

	Life Sciences **
714,870	Genoptix, Inc. (GXDX)	07/03 - 05/05	3,124,453	10,594,373	14.64%

	Total Common Stocks - Public Companies		3,511,267	10,997,022	15.20%

	Private Companies **
	Common Stocks #
	Capital Equipment @
157,396	MIDAS Vision Systems, Inc.	03/03	4,000,000	—	0.00%

	Optical @
1,079,541	OpVista, Inc.	06/06	9,184,030	1,184,567	1.64%

	Total Common Stocks - Private Companies		13,184,030	1,184,567	1.64%

	Preferred Stocks #
	Capital Equipment @
933,593	MIDAS Vision Systems, Inc., Series A-1	03/03	1,054,960	—	0.00%

	Enterprise Software @
8,751,782	LogicLibrary, Inc., Series A	01/02 - 09/07	4,001,492	4,001,492	5.53%
3,080,464	LogicLibrary, Inc., Series A-1	08/03 - 05/04	1,408,450	1,408,450	1.95%

			5,409,942	5,409,942	7.48%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 - 11/03	1,999,999	2,999,999	4.15%
700,000	Archemix Corporation, Series B	03/04 - 12/05	700,000	1,050,001	1.45%

			2,699,999	4,050,000	5.60%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	534,026	0.74%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	152,197	0.21%
96,629	Tensys Medical, Inc., Series E	07/06 - 04/07	115,954	347,865	0.48%

			6,540,954	1,034,088	1.43%

	Optical @
5,683,906	OpVista, Inc., Series AA	06/06 - 01/07	5,034,407	6,236,892	8.62%
433,400	OpVista, Inc., Series BB	03/07 - 04/07	491,800	491,800	0.68%

			5,526,207	6,728,692	9.30%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 - 05/04	6,650,000	6,650,000	9.19%
1,697,957	Ethertronics, Inc. Series C	05/05 - 04/07	2,546,936	2,546,937	3.52%

			9,196,936	9,196,937	12.71%

	Total Preferred Stocks		$30,428,998	$26,419,659	36.52%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2007 — (continued)

Principal Amount/Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	Private Companies ** — (continued)
	Notes @
	Optical
237,321	NanoOpto Corp, 10% Bridge Note, in default	03/07	$237,321	$160,000	0.22%

	Optical @
675,989	OpVista, Inc., 8% Bridge Note, April 2008, #	10/07	675,989	1,351,978	1.87%

	Total Notes		913,310	1,511,978	2.09%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 - 07/06	—	—	0.00%

	Optical @
675,313	OpVista, Inc., Series CC (expiration date 10/12)		—	—	0.00%

	Total Warrants		—	—	0.00%

	Total — Private Companies		44,526,338	29,116,204	40.25%

Percent Owned
	Private Investment Funds **, #
0.39%	Advanced Technology Ventures VII, L.P.	08/01 - 09/07	1,650,405	1,986,022	2.75%
1.58%	Burrill Life Sciences Capital Fund	12/02 - 10/07	1,920,303	1,722,901	2.38%
1.35%	CHL Medical Partners II, L.P.	01/02 - 10/07	1,326,857	1,432,494	1.98%
1.04%	CMEA Ventures VI, L.P.	12/03 - 06/07	1,563,017	2,114,538	2.92%
0.36%	Morgenthaler Partners VII, L.P.	07/01 - 10/07	1,749,476	1,697,580	2.35%
0.58%	Prospect Venture Partners II, L.P.	06/01 - 05/07	1,561,766	2,194,662	3.03%
0.98%	Sevin Rosen Fund IX, L.P.	10/04 - 08/07	1,528,989	1,734,616	2.40%
2.36%	Tallwood II, L.P.	12/02 - 08/07	2,290,443	1,683,388	2.33%
1.70%	Valhalla Partners, L.P.	10/03 - 07/07	1,967,875	1,990,649	2.75%

	Total Private Investment Funds		15,559,131	16,556,850	22.89%

Shares
	Investment Company
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	1.36%

	Total Investments		$74,964,595	68,037,935	94.05%

	Other Assets & Liabilities (Net)			4,304,264	5.95%

	Net Assets			$72,342,199	100.00%

**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2007 was $63,209,922. Total fair value of restricted and illiquid securities owned at October 31, 2007 was $56,267,427 or 77.78% of net assets.
***	Based on fair value.
#	Non-income producing securities.
##	Disclosure is required for restricted securities only.
@	At October 31, 2007, the Company owned 5% or more of the company’s outstanding shares thereby making the company an affiliate as defined by the Investment Company Act. Total fair value of affiliated securities owned at October 31, 2007 (including investments in controlled affiliates) was $25,066,204 or 34.64% of Net Assets

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities

	October 31, 2008	October 31, 2007
Assets:
Unaffiliated Issuers at fair value (Cost $21,262,919 and $33,138,256 respectively)	$20,601,495	$42,971,731
Non-Controlled Affiliated Issuers at fair value (Cost $37,079,681 and $41,826,339 respectively)	9,196,937	25,066,204

Investments, at fair value (Cost $58,342,600 and $74,964,595 respectively) (Note 2)	29,798,432	68,037,935

Cash and cash equivalents (Note 2)	10,693,165	26,240
Restricted cash (Note 2)	131,617	2,672,393
Receivables from sale of investments	—	2,275,482
Interest and dividends receivable	9,681	4,019
Prepaid insurance	470	—
Other assets	—	1,945

Total Assets	40,633,365	73,018,014

Liabilities:
Deferred income	—	258,809
Management fees payable (Note 3)	101,503	182,802
Audit fees payable	56,750	75,295
Legal fees payable	103,142	29,290
Tax preparation fees payable	32,365	48,890
Board of Managers’ fees payable (Note 3)	19,500	19,500
Administration fees payable (Note 3)	19,167	28,750
Custody fees payable (Note 3)	4,233	17,002
Other payables	17,697	15,477

Total Liabilities	354,357	675,815

Net Assets	$40,279,008	$72,342,199

Net Assets consist of:
Members’ Capital (1)	$68,823,176	$79,268,859
Accumulated unrealized (depreciation) on investments	(28,544,168)	(6,926,660)

Total Net Assets	$40,279,008	$72,342,199

Units of Membership Interest Outstanding
(Unlimited number of no par value units authorized)	295,210	295,210

Net Asset Value Per Unit	$136.44	$245.05

(1)	Members’ Capital includes the accumulated net investment (loss), accumulated realized losses, contributions from and distributions to Members.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations

	Year Ended October 31, 2008	Year Ended October 31, 2007	Year Ended October 31, 2006
Investment Income:
Interest income from unaffiliated investments (1)	$255,827	$614,813	$978,408
Interest income from affiliated investments (Note 6)	89,433	48,658	218,652
Dividend income from unaffiliated investments	63,461	51,106	41,570

Total investment income	408,721	714,577	1,238,630

Expenses:
Management Investment Adviser fees (Note 3)	597,448	691,823	1,231,320
Legal fees	322,349	129,932	142,600
Audit fees	141,265	178,676	153,151
Administration fees (Note 3)	115,000	115,000	115,000
Board of Managers’ fees (Note 3)	90,000	82,000	98,500
Tax preparation fees	39,646	36,667	31,003
Custodian fees (Note 3)	26,463	30,000	32,901
Insurance expense	25,687	32,297	44,032
Other expenses	38,845	33,296	28,440

Total expenses	1,396,703	1,329,691	1,876,947

Net investment (loss)	(987,982)	(615,114)	(638,317)

Net Realized and Unrealized Gain/(Loss) on Investments: (Note 2)
Net realized (loss) on affiliated investments	(5,390,478)	(23,447,216)	(4,507,186)
Net realized gain/(loss) on unaffiliated investments	16,771,294	(415,552)	(6,548)
Net realized gain from payments by affiliates (Note 3)	268,999	—	—
Net (increase)/decrease in unrealized depreciation on investments	(21,617,509)	29,523,869	(12,634,704)

Net realized and unrealized (loss)/gain on investments	(9,967,694)	5,661,101	(17,148,438)

Net (decrease)/increase in net assets resulting from operations	$(10,955,676)	$5,045,987	$(17,786,755)

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets

	Year Ended October 31, 2008	Year Ended October 31, 2007	Year Ended October 31, 2006
Operations:
Net investment (loss)	$(987,982)	$(615,114)	$(638,317)
Net realized gain/(loss) on investments	11,649,815	(23,862,768)	(4,513,734)
Net (increase)/decrease in unrealized depreciation on investments	(21,617,509)	29,523,869	(12,634,704)

Net (decrease)/increase in net assets resulting from operations	(10,955,676)	5,045,987	(17,786,755)

Distributions to Members:
Distributions to Members	(21,107,515)	(8,265,880)	—

Total Distributions	(21,107,515)	(8,265,880)	—

Net (decrease) in Net Assets	(32,063,191)	(3,219,893)	(17,786,755)

Net Assets:
Beginning of year	72,342,199	75,562,092	93,348,847

End of year	$40,279,008	$72,342,199	$75,562,092

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows

	Year Ended October 31, 2008	Year Ended October 31, 2007	Year Ended October 31, 2006
Cash Flows from Operating Activities:
Net (decrease)/increase in net assets resulting from operations	$(10,955,676)	$5,045,987	$(17,786,755)
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash provided by/(used in) operating activities:
Net increase/(decrease) in unrealized depreciation on investments	21,617,509	(29,523,869)	12,634,704
Purchase of investments	(3,567,909)	(6,885,181)	(17,056,870)
Proceeds received from the sale of investments and distributions received from Private Investment Funds	21,457,932	17,342,583	2,436,843
Net realized (gain)/loss on investments	(11,649,815)	23,862,768	4,513,734
Proceeds from short-term investments maturing, net	10,383,731	3,054,579	14,175,856
Decrease/(increase) in restricted cash	2,540,776	(2,672,393)	—
Decrease/(increase) in receivables from sale of investments	2,275,482	(2,275,482)	600,031
(Increase)/decrease in interest and dividends receivable	(5,662)	20,920	157,921
(Increase)/decrease in prepaid insurance	(470)	1,378	1,002
(Decrease)/increase in deferred income	(258,809)	258,809	—
(Decrease) in management fees payable	(81,299)	(7,656)	(278,837)
(Decrease)/increase in audit fees payable	(18,545)	3,295	—
Increase in legal fees payable	73,852	14,290	—
(Decrease)/increase in tax preparation fees payable	(16,525)	48,890	—
(Decrease) in Board of Managers’ fees payable	—	(2,500)	14,000
(Decrease) in administration fees payable	(9,583)	(25,211)	—
(Decrease)/increase in custody fees payable	(12,769)	17,002	—
Increase in other payables	2,220	10,977	17,159

Net cash provided by/(used in) operating activities	31,774,440	8,289,186	(571,212)

Cash Flows for Financing Activities
Cash distributions to Members	(21,107,515)	(8,265,880)	—

Net cash (used in) financing activities	(21,107,515)	(8,265,880)	—

Net increase/(decrease) in cash	10,666,925	23,306	(571,212)

Cash and cash equivalents at beginning of year	26,240	2,934	574,146

Cash and cash equivalents at end of year	$10,693,165	$26,240	$2,934

Supplimental Information
Non-cash distributions received from Private Investment Funds	$563,864	$614,956	$—

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights

Per Unit Operating Performance: (1)

	Year Ended October 31, 2008	Year Ended October 31, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005	Year Ended October 31, 2004
Net Asset Value, Beginning of Year	$245.05	$255.96	$316.21	$393.21	$414.82
Income from Investment Operations:
Net investment (loss)	(3.35)	(2.08)	(2.16)	(4.44)	(7.85)
Net realized and unrealized (loss)/gain on investments	(33.76)	19.17	(58.09)	(35.72)	(13.76)

Net (decrease)/increase in net assets resulting from operations	(37.11)	17.09	(60.25)	(40.16)	(21.61)

Total Distributions to Members	(71.50)	(28.00)	—	(36.84)	—

Net Asset Value, End of Year	$136.44	$245.05	$255.96	$316.21	$393.21

Total Net Asset Value Return (2)	(15.41)%	7.84%	(19.05)%	(11.24)%	(5.21)%

Ratios and Supplemental Data (3)
Net Assets, End of Year (000’s)	$40,279	$72,342	$75,562	$93,349	$116,079
Ratios to Average Net Assets:
Gross expenses	2.11%	1.91%	2.18%	2.45%	2.45%
Net expenses	2.11%	1.91%	2.18%	2.45%	2.37%
Net investment (loss)	(1.49)%	(0.88)%	(0.74)%	(1.23)%	(1.92)%
Portfolio Turnover Rate (4)	7.91%	12.37%	4.00%	24.00%	11.00%

(1)	Selected data for a unit of membership interest outstanding throughout each period.
(2)	Total investment value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore, the market value of total investment return is not presented. For the year ended October 31, 2008, 0.39% of the Company’s total net asset value return consists of a voluntary reimbursement by BACA for a net realized gain from payments by affiliates. Excluding this item, total net asset value return would have been (15.80%) for the year ended October 31, 2008.
(3)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds. The Private Investment Funds expense ratios have been obtained from audited financials for the period ended December 31, 2007 but are unaudited information in these Financial Statements. The Private Investment Funds expense ratios excluding incentive carried interest, incentive carried interest and expenses plus incentive carried interest range from 0.34% to 3.14%, 1.46% to 4.31% and 2.34% to 7.45%, respectively. The Private Investment Funds management fees range from 2.00% to 2.50% on committed capital during the initial investment period and typically decrease over time as the Private Investment Funds seek to exit investments. The Private Investment Funds incentive fees range from 20% to 25% of profit generated by the Private Investment Funds.
(4)	Distributions from Private Investment Funds are included in the portfolio turnover rate.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

October 31, 2008

Note 1 — Organization

Excelsior Venture Partners III, LLC (the “Company”) is a non-diversified, closed-end management investment company which has elected to be treated as a business development company or “BDC” under the Investment Company Act. The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing which occurred on May 11, 2001, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members as soon as is practicable.

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company’s investment objective is to achieve long-term capital appreciation primarily by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Adviser believes offer significant long-term capital appreciation. Venture capital and private investment companies are companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors. The Company does not have the right to demand that such equity securities be registered.

Note 2 — Significant Accounting Policies

A. Basis of Presentation and Use of Estimates:

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

B. Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with PNC Bank, N.A. All highly liquid investments are listed separately on the Portfolio of Investments. As of October 31, 2008, the Company did not hold any short-term investments.

C. Restricted Cash:

Restricted cash, if any, consists of proceeds from the sales of investments held by counterparties as collateral for certain contingent claims for a specified period of time. At October 31, 2008, the Company held $131,617 as restricted cash.

Note 2 — Significant Accounting Policies (continued)

D. Investment Valuation:

The Company values portfolio securities quarterly and at such other times as, in the Company’s Board of Managers’ view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount of 10% to 40% from the public market price may be applied.

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

At October 31, 2008 and October 31, 2007, market quotations were not readily available for the Company’s portfolio of securities valued at $28,814,304 or 71.54% of net assets and $56,267,427 or 77.78% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

E. Security transactions and investment income:

Private and Public Companies

Security transactions are recorded on a trade date basis. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

Note 2 — Significant Accounting Policies (continued)

E. Security transactions and investment income: (continued)

Private Investment Funds

Distributions of cash or in-kind from a Private Investment Fund are recorded as a return of capital and serve to reduce the cost basis of the Private Investment Fund. Distributions received in excess of the cost basis are recognized as realized gains. Distributions are recorded when they are received from the Private Investment Fund.

F. Expenses:

The Company records expenses on an accrual basis. Such accruals require management to make estimates and assumptions that affect the reported amounts, which is consistent with U.S. generally accepted accounting principles.

G. Income taxes:

Under current law and based on certain assumptions and representations, the Company intends to be treated as a partnership for federal, state and local income tax purposes. By reason of this treatment, the Company will itself not be subject to income tax. Rather, each member, in computing income tax, will include their allocable share of the Company’s income, gain, loss, deduction and expense. There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax return as of December 31, 2007.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2008, the Company has not received information to determine the tax cost of the Private Investment Funds. At December 31, 2007 and December 31, 2006, the Private Investment Funds had a cost basis for tax purposes of $13,695,895 and $12,465,650, respectively. After rolling forward the tax cost for purchases and sales for the period between December 31, 2007 and October 31, 2008, the adjusted cost for tax purposes is $15,700,801. This results in net unrealized appreciation for tax purposes on the Private Investment Funds of $1,716,566. The cost basis for federal tax purposes of the Company’s other investments is $42,763,809, and those investments had net depreciation on a tax basis at October 31, 2008 of $31,366,872. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2007, was $61,405,464, and those investments had net depreciation on a tax basis at October 31, 2007 of $9,924,379.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions

BACA which has its principal offices at 100 Federal Street, Boston, MA 02110, serves as the investment adviser to the Company. BACA is a Delaware limited liability company which is registered as an investment adviser under the Advisers Act. The Investment Adviser is an indirect wholly-owned subsidiary of, and controlled by, Bank of America, a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, North Carolina 28255.

Prior to May 29, 2008, the Company’s investment adviser was USTA. On May 29, 2008, BACA assumed the responsibilities of the investment adviser to the Company as a result of the Transfer of USTA’s rights and obligations under the Advisory Agreement between the Company and USTA dated July 1, 2007. The Transfer was approved by the Company’s Board of Managers on March 11, 2008. This change was a product of corporate mergers resulting from the acquisition by Bank of America of U.S. Trust Corp. in July 2007. The Transfer of the Advisory Agreement from USTA to BACA did not change (i) the way the Company is managed, including the level of services provided, (ii) the team of investment professionals providing services to the Company, or (iii) the management and incentive fees the Company pays.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

USTA, a Delaware corporation and registered investment adviser, has been an indirect wholly-owned subsidiary of, and controlled by, Bank of America, since July 1, 2007. Prior to that, USTA was an indirect subsidiary of U.S. Trust Corp., a registered financial holding company, which, in turn, was a wholly-owned subsidiary of Schwab.

USTA assumed the duties of the investment adviser from the previous investment adviser to the Company, UST-NA, which was acting through its registered investment advisory division, U.S. Trust Asset Management Division, on December 16, 2005. UST-NA has served as the investment adviser to the Company pursuant to an investment advisory agreement.

Under the New Advisory Agreement for the services provided, the Investment Adviser is entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter.

Prior to March 31, 2006 and pursuant to a sub-advisory agreement among the Company, UST-NA, and United States Trust Company of New York (“U.S. Trust NY”), U.S. Trust NY served as the investment sub-adviser to the Company and received an investment management fee from UST-NA and USTA.

On March 31, 2006, U.S. Trust NY converted into a national bank named U.S. Trust and UST-NA merged into U.S. Trust, with U.S. Trust as the surviving entity. After the merger, U.S Trust, acting through its registered investment advisory division, U.S. Trust-New York Asset Management Division, was serving as the Investment Sub-Adviser to the Company pursuant to an investment sub-advisory agreement.

On July 1, 2007, U.S. Trust Corp. and its subsidiaries, including USTA, were acquired by Bank of America (the “Sale”). USTA continued to serve as the Investment Adviser to the Company after the Sale (until May 29, 2008) pursuant to the Advisory Agreement that was approved at a special meeting of members of the Company held on March 15, 2007. The Advisory Agreement was identical in all material respects except for the term and the date of effectiveness to the previous investment advisory agreement. The Investment Sub-Adviser ceased to serve as the investment sub-adviser to the Company after the Sale.

On February 22, 2008, U.S. Trust merged into Bank of America, N.A. (“BANA”), an indirect wholly-owned subsidiary of Bank of America.

As of October 31, 2008 and October 31, 2007, $101,503 and $182,802, respectively, were payable to BACA and USTA, respectively.

On July 31, 2008, the Company received $268,999 from BACA as a reimbursement for fees associated with the sale of Genoptix, Inc. During the period, the Company, through its own internal controls, identified a potential violation of the Investment Company Act involving the sale of Genoptix, Inc. through an affiliate of USTA. BACA and its affiliate believe that the sale of Genoptix, Inc. in the initial public offering and secondary offering was at arms-length. However, to ensure the Company and its investors are made whole and in its fiduciary capacity as the Investment Adviser, BACA decided to reimburse the Company for the fees paid to its affiliate.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type and (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

limited number of institutional investors and negotiated private investments in public companies. As of October 31, 2008 and October 31, 2007, there was no Incentive Carried Interest earned by BACA or USTA, respectively.

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PNC Global Investment Servicing (“PNCGIS”) (formerly known as PFPC Inc.), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PNCGIS a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $36,667 for taxation services and (iii) reimburses PNCGIS for out-of-pocket expenses.

Charles Schwab & Co., Inc. (the “Distributor”), the principal subsidiary of Schwab, served as the Company’s distributor for the offering of units. UST-NA, and subsequently USTA, paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in the offering. UST-NA or an affiliate paid the Distributor an on-going fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.50% of the gross proceeds received by the Company from the offering. Since the fifth anniversary has expired, no further fees have been paid by the Company or its affiliates to the Distributor.

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

As of October 31, 2008, and October 31, 2007 Excelsior Venture Investors III, LLC had an investment in the Company of $25,570,437 and $45,925,203, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 4 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and proceeds received from the sale of investments and distributions received from Private Investment Funds for the years ended October 31, 2008, October 31, 2007, and October 31, 2006 were as follows:

Year Ended October 31,	Purchases ($)	Proceeds ($)
2008	3,567,909	21,457,932
2007	6,885,181	17,342,583
2006	17,056,870	2,436,843

Note 5 — Commitments

As of October 31, 2008, the Company had unfunded investment commitments to Private Investment Funds totaling $3,398,175. The Company also had commitments from its investors of $147.6 million, none of which remains uncalled.

Private Investment Funds	Commitment	Unfunded Commitment
Advanced Technology Ventures VII, L.P.	$2,700,000	$189,000
Burrill Life Sciences Capital Fund	3,000,000	731,349
CHL Medical Partners II, L.P.	2,000,000	69,960
CMEA Ventures VI, L.P.	3,000,000	750,000
Morgenthaler Partners VII, L.P.	3,000,000	150,000
Prosepect Venture Partners II, L.P.	3,000,000	390,000
Sevin Rosen Fund IX, L.P.	3,000,000	750,000
Tallwood II, L.P.	3,000,000	—
Valhalla Partners, L.P.	3,000,000	367,866

Total	$25,700,000	$3,398,175

Note 6 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the year ended October 31, 2008 and October 31, 2007. Transactions with companies, which are or were affiliates, were as follows:

Name of Investment				For the Year Ended October 31, 2008
	Shares/ Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/ Principal Amount Held at October 31, 2008	October 31, 2008 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Escrow	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—

Total Controlled Affiliates	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,937
LogicLibrary, Inc., Series A Preferred	8,751,782	4,001,492	(4,087,685)	—	1,758	—	—	—
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	(1,408,450)	—	—	—	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	(1,054,960)	—	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	(4,000,000)	—	—
NanoOpto Corp., Bridge Note	237,321	160,000	—	93,384	—	(143,937)	—	—
OpVista, Inc., Series AA Preferred	5,683,906	6,236,892	(6,236,892)	—	—	—	—	—
OpVista, Inc., Common Stock	1,079,541	1,184,567	7,411,767	—	—	—	10,615,593	—
OpVista, Inc., Series BB Convertible Preferred	433,400	491,800	(491,800)	—	—	—	—	—
OpVista, Inc., Series CC Convertible Preferred	—	—	—	—	—	—	—	—
OpVista, Inc., Bridge Note	675,989	1,351,978	(683,075)	—	7,760	—	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Escrow	—	—	—	217,763	—	(39,084)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	534,026	—	—	—	—	4,166,667	—
Tensys Medical, Inc., Series D Preferred	1,187,500	152,197	—	—	—	—	1,187,500	—
Tensys Medical, Inc., Series E Preferred	96,629	347,865	266,669	—	3,792	—	318,845	—

Total Non-Controlled Affiliates		$25,066,204	$(5,229,466)	$311,147	$13,310	$(5,237,981)		$9,196,937
Total Non-Controlled and Controlled Affiliates		$25,066,204	$(5,229,466)	$2,390,948	$89,433	$(5,390,478)		$9,196,937

Note 6 — Transactions with Affiliated Companies (continued)

				For the Year Ended October 31, 2007
Name of Investment	Shares/ Principal Amount Held at October 31, 2006	October 31, 2006 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/ Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Series A Preferred	46,362,656	$8,110,096	$—	$9,942,786	$—	$1,573,881	—	$—
Pilot Software Inc., Bridge Note, 9%	1,404,600	1,404,600	—	2,864,704	36,712	1,403,907	—	—
Cydelity Inc., Series A Preferred	19,995,000	—	—	—	—	(3,999,000)	—	—
Cydelity Inc., Series A-1 Preferred	19,702,277	3,940,456	—	—	—	(3,940,455)	—	—
Cydelity Inc., Series A-2 Preferred	25,535,051	2,500,009	—	1,001,681	—	(1,498,327)	—	—
Cydelity Inc., Common Stock	1,000,000	—	—	—	—	(1,000)	—	—

Total Controlled Affiliates		$15,955,161	$—	$13,809,171	$36,712	$(6,460,994)		$—

Non-Controlled Affiliates
Chips & Systems, Inc., Series A Preferred	7,000,000	—	—	—	—	(3,500,000)	—	—
Chips & Systems, Inc. Bridge Note	1,441,133	—	—	—	—	(1,441,133)	—	—
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series B Warrants	281,667	—	—	—	—	—	—	—
Ethertronics, Inc., Series C Warrants	214,073	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,316,793	1,975,190	571,746	—	—	—	1,697,957	2,546,937
Genoptix, Inc., Series 1-A Preferred	942,481	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Series 1-B Preferred	1,403,696	950,822	(950,822)	—	—	—	—	—
Genoptix, Inc., Common Stock	46,860	—	—	—	—	—	—	—
Genoptix, Inc., Series 1-C Preferred	620,580	554,178	(554,178)	—	—	—	—	—
Genoptix, Inc., Series 1-D Preferred	728,413	461,815	(461,815)	—	—	—	—	—
LightConnect, Inc., Series C Preferred	—	—	—	—	—	168,484	—	—
LogicLibrary, Inc., Series A Preferred	7,762,821	3,549,296	452,196	—	—	—	8,751,782	4,001,492
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	—	—	—	—	3,080,464	1,408,450
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	—	933,593	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	—	157,396	—
NanoOpto Corp., Series A-1 Preferred	956,234	840,912	—	—	—	(2,231,212)	—	—
NanoOpto Corp., Series B Preferred	3,023,399	1,286,155	—	—	—	(1,286,154)	—	—
NanoOpto Corp., Series C Preferred	1,682,470	733,389	—	—	—	(733,389)	—	—
NanoOpto Corp., Series C Warrants	229,410	—	—	—	—	—	—	—
NanoOpto Corp., Series D Preferred	1,234,263	382,622	—	—	—	(382,622)	—	—

Note 6 — Transactions with Affiliated Companies (continued)

				For the Year Ended October 31, 2007
Name of Investment	Shares/ Principal Amount Held at October 31, 2006	October 31, 2006 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/ Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value (Note 1)
NanoOpto Corp., Bridge Note	—	—	237,321	—	—	—	237,321	160,000
OpVista, Inc., Series AA Preferred	5,089,790	5,367,967	526,227	—	—	—	5,683,906	6,236,892
OpVista, Inc., Common Stock	1,079,541	1,138,542	—	—	—	—	1,079,541	1,184,567
OpVista, Inc., Series BB Convertible Preferred	—	—	491,800	—	—	—	433,400	491,800
OpVista, Inc., Bridge Note	—	—	675,989	—	—	—	675,989	1,351,978
OpVista, Inc., Series CC Warrants	—	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Common	40,026	—	—	—	—	(4,759,081)	—	—
Silverback Systems, Inc., Series B	559,993	1,600,000	—	749,976	—	(750,805)	—	—
Silverback Systems, Inc., Series A-2 Preferred	772,503	—	—	—	—	(2,070,310)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	1,887,160	—	—	—	—	4,166,667	534,026
Tensys Medical, Inc., Series D Preferred	1,187,500	537,840	—	—	—	—	1,187,500	152,197
Tensys Medical, Inc., Series E Preferred	—	—	—	115,954	—	—	96,629	347,865
Tensys Medical, Inc., Bridge Note	52,017	52,017	59,039	(115,954)	4,898	—	—	—

Total Non-Controlled Affiliates		$30,327,177	$96,681	$749,976	$4,898	$(16,986,222)		$25,066,204

Total Non-Controlled and Controlled Affiliates		$46,282,338	$96,681	$14,559,147	$41,610	$(23,447,216)		$25,066,204

Note 7 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Note 8 — Disclosure regarding Private Investment Funds over 5% of Net Assets

CMEA Ventures VI, L.P. represents 6.99% of the Company’s Net Assets at October 31, 2008. The investment objective of CMEA Ventures VI, L.P. is to invest in and assist new and emerging growth-oriented business that are involved in the areas of life science technology, human healthcare and high technology companies in order to achieve net rates of return on invested capital in the top quartile of venture capital funds of the same vintage year. CMEA Ventures VI, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of CMEA Ventures VI, L.P. may approve transfers at its sole discretion.

Tallwood II, L.P. represents 5.02% of the Company’s Net Assets at October 31, 2008. The investment objective of Tallwood II, L.P. is to invest in attractive, early-stage growth companies possessing leading-edge technology in the semiconductor industry in order to achieve capital appreciation. Tallwood II, L.P. does not

Note 8 — Disclosure regarding Private Investment Funds over 5% of Net Assets (continued)

provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of Tallwood II, L.P. may approve transfers at its sole discretion.

Valhalla Partners, L.P. represents 5.99% of the Company’s Net Assets at October 31, 2008. The investment objective of Valhalla Partners, L.P. is to invest in attractive early-stage venture capital investments in information technology companies in the Mid-Atlantic region in order to achieve superior rates of return on invested capital. Valhalla Partners, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of Valhalla Partners, L.P. may approve transfers at its sole discretion.

Note 9 — New Accounting Pronouncements

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Company has evaluated the application of FIN 48 and has determined that it does not have a material impact on the Company’s financial statements. There are neither tax liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax return for the year ended December 31, 2007. The statute of limitations on the Company’s U.S. Federal tax returns remains open for the years ended December 31, 2005 through December 31, 2007. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

FASB issued Statement No. 157 (“SFAS 157”) in September 2006, “Fair Value Measurements”, which is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. This statement provides enhanced guidance for using fair value to measure assets and liabilities. It clarifies fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. The Company is reviewing the statement and its impact on the financial statements.

Note 10 — Subsequent Events

In November 2008, Archemix announced a proposed merger with NitroMed, Inc., which trades on the NASDAQ under the symbol NTMD. The merger is subject to various shareholder approvals and is expected to be completed by the second quarter of 2009.

In November 2008, Tensys Medical, Inc. and its board of directors agreed to a merger and acquisition transaction with a privately held company. This transaction will not provide any liquidity to the Company, and is expected to occur in first quarter 2009.

Note 10 — Subsequent Events (continued)

Supplemental Information (Unaudited)

Effective November 14, 2008, Mr. Matthew Ahern replaced Mr. Raghav Nandagopal as the portfolio manager (the “Portfolio Manager”) primarily responsible for the day-to-day management of the Company’s portfolio, subject to such policies as may be adopted by the Board.

Mr. Ahern joined the Investment Adviser in 2004 via Fleet Bank’s Private Equity Portfolio (“PEP”) Fund Group, which he joined in 2002. His responsibilities include evaluating potential private equity fund investments, documenting and closing new investments, and actively managing numerous Investment Adviser relationships for the benefit of third party investors. Mr. Ahern also has a leading role in assessing the performance, and providing key analysis regarding, the Investment Adviser’s current and prospective underlying funds and direct investments. In addition, he serves on the BACA Investment Committee. Prior to joining Fleet Bank, Mr. Ahern was a Director of Capitalyst Ventures, a seed stage venture capital fund with offices in Boston and Washington D.C., where he led the firm’s investment strategy efforts and was a member of the investment committee. Prior to launching that firm, he spent a year as a financial analyst in an M.B.A. private equity training program at HarbourVest Partners, an international private equity fund of funds group. Mr. Ahern holds a B.A. from Boston University and an M.B.A in Entrepreneurship and Finance from Babson College, summa cum laude.

ITEM 9.	CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2008 (the end of the period covered by this report), the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

ITEM 9A (T).	CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information is recorded, processed, summarized and reported accurately and on a timely basis. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of October 31, 2008, the Company’s internal control over financial reporting was effective.

By:	/S/ JAMES D. BOWDEN
James D. Bowden
Chief Executive Officer and President

By:	/S/ STEVE L. SUSS
Steve L. Suss
Chief Financial Officer and Treasurer

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are names, ages, positions and certain other information concerning the current managers and certain officers of the Company as of October 31, 2008.

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Manager*
Disinterested Managers
Gene M. Bernstein Bank of America 114 West 47th Street New York, NY 10036 (Born 1947)	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Bernstein is Director of NIC Holding Corp. He was Dean of the Skodneck Business Development Center at Hofstra University from 2000-2001. Prior to that, Mr. Bernstein was President and Vice Chairman at Northville Industries, a petroleum marketing, distribution, trading and storage company and wholly-owned subsidiary of NIC Holding Corp. Mr. Bernstein also serves as a manager of Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC.	5

Victor F. Imbimbo Bank of America 114 West 47th Street New York, NY 10036 (Born 1952)	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Imbimbo is the President and CEO of Caring Today, LLC., the publisher of Caring Today Magazine, the leading information resource within the family caregivers market. Prior to this, Mr. Imbimbo, was Executive Vice President of TBWA\New York and President for North America with TBWA/WorldHealth, a division of TBWA Worldwide where he directed consumer marketing program development for healthcare companies primarily within the pharmaceutical industry. Mr. Imbimbo serves as a manager of Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC.Mr. Imbimbo is a Board member for Vertical Branding, Inc, a public company specializing in direct response branding and marketing.	5

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Manager*
Stephen V. Murphy Bank of America 114 West 47th Street New York, NY 10036 (Born 1945)	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Murphy is President of S.V. Murphy & Co., an investment banking firm. Mr. Murphy serves as a manager of Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC. He also serves on the board of directors of The First of Long Island Corporation, The First National Bank of Long Island and Bowne & Co., Inc.	5

John C. Hover II Bank of America 114 West 47th Street New York, NY 10036 (Born 1943)	Manager and Chairman of the Board and Member of the Audit and Valuation Committees	Since Company inception. Served on Audit and Valuation Committees since July 1, 2007	Mr. Hover was an Executive Vice President of U.S. Trust Company (retired since 1998). Mr. Hover serves as chairman of the board of managers of Excelsior Venture Investors III, LLC. He also serves on the board of directors of Tweedy, Browne Fund, Inc.	2

*	The “Fund Complex” consists of Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC.

Officers

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years
James D. Bowden Bank of America Capital Advisors, LLC One Financial Center Boston, MA 02111 (Born 1953)	Chief Executive Officer and President	Since July, 2008	Managing Director and Senior Vice President, Bank of America Capital Advisors, LLC (since 1998).

Steve L. Suss Bank of America Capital Advisors, LLC One Financial Center Boston, MA 02111 (Born 1960)	Chief Financial Officer and Treasurer	Since April, 2007	Managing Director, Alternative Investment Solutions, Bank of America (7/07 to present); Director (4/07 to 5/08), Senior Vice President (7/07 to 5/08), and President (4/07 to 6/07) of UST Advisers, Inc.; Senior Vice President of U.S. Trust’s Alternative Investment Division (4/07 to 6/07); Chief Financial Officer and Chief Compliance Officer, Heirloom Capital Management, L.P. (5/02 to 9/06); Vice President and Chief Financial Officer, Westway Capital LLC (9/97 to 1/02).

Benjamin Tanen Bank of America Capital Advisors, LLC One Financial Center Boston, MA 02111 (Born 1976)	Vice President	Since April, 2007	Vice President, Alternative Investment Solutions, Bank of America (7/07 to present); Vice President, UST Advisers, Inc. (9/05 to 5/08); Associate and Vice President at Dawntreader Ventures (formerly SoundView Ventures), a venture capital firm (2000 to 2005); Associate Analyst at Giga Information Group (now Forrester Research), a technology research and advisory firm (1997 to 1999).

Marina Belaya Bank of America 114 W. 47th Street New York, NY 10036 (Born 1967)	Secretary	Since April, 2007	Assistant General Counsel, Bank of America (7/07 to present); Vice President and Senior Attorney of U.S. Trust (2/06 to 6/07); Vice President, Corporate Counsel, Prudential Financial (4/05 to 01/06); Associate, Schulte Roth & Zabel LLP (09/02 to 03/05).

Linda Wondrack Bank of America One Financial Center Boston, MA 02111 (Born 1964)	Chief Compliance Officer	Since August, 2007	Director (Columbia Management Group LLC and Investment Product Group Compliance), Bank of America (6/05 to present); Director of Corporate Compliance and Conflicts Officer, MFS Investment Management (8/04 to 5/05; Managing Director, Deutsche Asset Management (prior to 8/04).

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

Code of Ethics

As of the end of the period, October 31, 2008, the Company has adopted a code of ethics, which complies with the criteria provided in the SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is incorporated herein by reference in Item 15 of this Form 10-K.

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

The Company has no full-time employees. Pursuant to the Advisory Agreement, the Investment Adviser employs and compensates all of the personnel of the Company, and also furnishes all office facilities, equipment, management and other administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser, the Company will pay a management fee based upon average quarterly net assets and an incentive fee based in part on a percentage of realized capital gains of the Company.

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

The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2008.

Name of Person/Position	Aggregate Compensation From The Company	Total Compensation From the Company And Fund Complex * Paid to Managers
John C. Hover II Manager	$23,500	$27,750 (2 Funds)
Gene M. Bernstein Manager	$20,500	$45,750 (5 Funds)
Stephen V. Murphy Manager	$23,500	$52,250 (5 Funds)
Victor F. Imbimbo, Jr. Manager	$22,500	$51,250 (5 Funds)

*	The “Fund Complex” includes Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company, and the compensation is as of December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of October 31, 2008, certain beneficial owners, the managers, the Chief Executive Officer and the managers and executive officers as a group held of record the following shares. Except as set forth below, to the Company’s knowledge and based solely on a review of Forms 13D and 13G filed with the SEC (or the lack of such filings, as the case may be), no other person beneficially owned more than 5% of the Company’s shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units of membership Interest	Excelsior Venture Investors III, LLC 225 High Ridge Road Stamford, CT 06905	187,409 units	63.5%

Units of membership Interest	John C. Hover II c/o Bank of America 114 West 47th Street, New York, NY 10036-1532.	200 units	*

Units of membership Interest	Gene M. Bernstein c/o Bank of America 114 West 47th Street, New York, NY 10036-1532.	300 units	*

Units of membership Interest	Stephen V. Murphy c/o Bank of America 114 West 47th Street, New York, NY 10036-1532.	200 units	*

Units of membership Interest	Managers and executive officers as a group (3 persons)	700 units	*

*	Less than one percent.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has engaged in no transactions with the managers or executive officers other than as described above or in the notes to the financial statements.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the registered public accountant for the audit of the Company’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $107,060 for 2007 and $113,500 for 2008.

Audit-Related Fees

(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the registered public accountant that are reasonably related to the performance of the audit of the Company’s financial statements and are not reported under paragraph (a) of this Item are $23,000 for 2007 and $25,500 for 2008.

Tax Fees

(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the registered public accountant for tax compliance, tax advice, and tax planning are $0 for 2007 and $0 for 2008.

All Other Fees

(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the registered public accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2007 and $0 for 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) 1.	Financial Statements

The financial statements listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

2.	Financial Statement Schedules

The financial statement schedules listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 12 are filed as part of this report.

3.	Exhibits

(3)(a)	Certificate of Formation of Limited Liability Company. [1]

(3)(b)	Certificate of Amendment. [1]

(3)(c)	Form of Limited Liability Company Operating Agreement. [1]

(4)	For instruments defining the rights of security holders see Exhibits (3)(a), (b) and (c), (10)(h),(i),(j) and (k) hereto and the Specimen Certificate of the Company’s units. [1]

(10)(a)(i)	Form of Investment Advisory Agreement for former Investment Adviser. [1]

(10)(a)(ii)	Form of Investment Advisory Agreement for Investment Adviser.

(10)(b)	Form of Investment Sub-Advisory Agreement. [1]

(10)(c)	Form of Distribution Agreement. [1]

(10)(d)	Form of Selling Agent Agreement. [1]

(10)(e)	Form of Custodian Agreement. [1]

(10)(f)	Form of Administration, Accounting and Investor Services Agreement. [1]

(10)(g)	Form of Escrow Agreement. [1]

(10)(h)	Form of Subscription Agreement for investment in units of the Company. [1]

(10)(i)	Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company. [1]

(10)(j)	Amended and Restated Agreement with respect to Seed Capital. [2]

(10)(k)	Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC. [1]

(10)(l)	Investment Sub-Advisory Agreement dated December 21, 2001 among the Company, U.S. Trust Company and U.S. Trust Company, N.A. [3]

(14)	Code of Ethics.

(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99)(a)	Audit Committee Charter. – No Change.

[1]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).
[2]	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-30986).
[3]	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC

Date: 01/30/09	By:	/S/ JAMES D. BOWDEN
James D. Bowden
Chief Executive Officer and President

Date: 01/30/09	By:	/S/ STEVEN L. SUSS
Steven L. Suss
Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/S/ JAMES D. BOWDEN James D. Bowden	Chief Executive Officer and President	01/30/09

/S/ STEVE L. SUSS Steve L. Suss	Chief Financial Officer and Treasurer	01/30/09

/S/ JOHN C. HOVER II John C. Hover II	Chairman of the Board and Director	01/30/09

/S/ GENE M. BERNSTEIN Gene M. Bernstein	Director	01/30/09

/S/ STEPHEN V. MURPHY Stephen V. Murphy	Director	01/30/09

/S/ VICTOR F. IMBIMBO, JR. Victor F. Imbimbo, Jr.	Director	01/30/09