Form 10-Q
period 2009-01-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2009-03-17
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2009

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

Registrant’s Telephone Number, Including Area Code 1-866-921-7951

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2009 (Unaudited)

Principal Amount/ Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ****	Per Share Fair Value ##
	PRIVATE COMPANIES ***
	Common Stock #
	Optical @
10,615,593	OpVista, Inc.	06/06-10/08	$15,393,312	$—	0.00%	$0.00

			15,393,312	—	0.00%

	Medical Technology
7,882	Recorders and Medicare Systems (P) Ltd. *	12/08	382,623	—	0.00%	$0.00

			382,623	—	0.00%

	TOTAL COMMON STOCK - PRIVATE COMPANIES		15,775,935	—	0.00%

	Preferred Stocks #
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior **	05/08	5,681,135	—	0.00%	$0.00

			5,681,135	—	0.00%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02-11/03	1,999,999	1,999,999	5.21%	$1.00
700,000	Archemix Corporation, Series B	03/04-12/05	700,000	700,000	1.82%	$1.00

			2,699,999	2,699,999	7.03%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01-05/04	6,650,000	6,650,000	17.33%	$1.50
1,697,957	Ethertronics, Inc. Series C	05/05-04/07	2,546,937	2,546,937	6.64%	$1.50

			9,196,937	9,196,937	23.97%

	TOTAL PREFERRED STOCKS - PRIVATE COMPANIES		17,578,071	11,896,936	31.00%

	Warrants #, @
	Optical
675,313	OpVista, Inc., Series CC (expire 10/12 exercisable at $0.20 per share)	10/07	675	—	0.00%	$0.00

	TOTAL WARRANTS		675	—	0.00%

	TOTAL - PRIVATE COMPANIES		$33,354,681	$11,896,936	31.00%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments January 31, 2009 (Unaudited)

Percent Owned &		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ****
	PRIVATE INVESTMENT FUNDS ***, #
0.37%	Advanced Technology Ventures VII, L.P. (Note 8)	08/01-12/08	$1,920,404	$2,042,779	5.33%
1.56%	Burrill Life Sciences Capital Fund	12/02-12/08	2,310,935	1,501,770	3.91%
1.33%	CHL Medical Partners II, L.P.	01/02-12/08	1,581,857	1,348,520	3.52%
1.02%	CMEA Ventures VI, L.P. (Note 8)	12/03-01/09	2,343,017	2,768,418	7.22%
0.36%	Morgenthaler Partners VII, L.P.	07/01-10/07	1,883,167	1,582,114	4.12%
0.58%	Prospect Venture Partners II, L.P.	06/01-03/08	1,025,073	1,147,965	2.99%
0.98%	Sevin Rosen Fund IX, L.P.	10/04-01/09	1,716,609	1,669,070	4.35%
2.36%	Tallwood II, L.P.	12/02-05/08	2,890,443	1,275,369	3.32%
1.69%	Valhalla Partners, L.P.	10/03-07/08	1,667,216	1,676,754	4.37%

	TOTAL PRIVATE INVESTMENT FUNDS		17,338,721	15,012,759	39.13%

Shares
	INVESTMENT COMPANY
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	2.56%

	TOTAL INVESTMENTS		$51,677,530	27,893,823	72.69%

	OTHER ASSETS & LIABILITIES (NET)			10,477,932	27.31%

	NET ASSETS			$38,371,755	100.00%

*	Tensys Medical, Inc. merged with Recorders and Medicare Systems (P) Ltd. on December 19, 2008 and Recorders and Medicare Systems (P) Ltd. is based in India.

**	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,088,487 shares held by the Company and 454,276 shares held in escrow for the benefit of the Company.

***	Restricted as to public resale and illiquid securities or investments. Total cost of restricted and illiquid securities or investments at January 31, 2009 was $50,693,402. Total fair value of restricted and illiquid securities or investments owned at January 31, 2009 was $26,909,695 or 70.13% of net assets.

****	Calculated as fair value divided by the Company’s Net Assets.

@	At January 31, 2009, the Company owned 5% or more of the Private Company’s outstanding shares thereby making the Private Company an affiliate as defined by the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Total fair value of affiliated securities owned at January 31, 2009 (including investments in controlled affiliates) was $9,196,937 or 23.97% of net assets.

#	Non-income producing securities.

##	Disclosure is for restricted securities only.

&	Represents Capital Balance (Note 2) of the Company’s investment as a percentage of Private Investment Fund’s total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2008

Principal Amount/ Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE COMPANIES **
	Common Stock #
	Optical @
10,615,593	OpVista, Inc.	06/06-10/08	$15,393,312	$—	0.00%

	TOTAL COMMON STOCK - PRIVATE COMPANIES		15,393,312	—	0.00%

	Preferred Stocks #
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior *	05/08	5,681,135	—	0.00%

			5,681,135	—	0.00%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02-11/03	1,999,999	1,629,629	4.05%
700,000	Archemix Corporation, Series B	03/04-12/05	700,000	570,371	1.42%

			2,699,999	2,200,000	5.47%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	—	0.00%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	—	0.00%
318,845	Tensys Medical, Inc., Series E	07/06-12/07	382,623	—	0.00%

			6,807,623	—	0.00%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01-05/04	6,650,000	6,650,000	16.51%
1,697,957	Ethertronics, Inc. Series C	05/05-04/07	2,546,937	2,546,937	6.32%

			9,196,937	9,196,937	22.83%

	TOTAL PREFERRED STOCKS - PRIVATE COMPANIES		24,385,694	11,396,937	28.30%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05-07/06	—	—	0.00%

	Optical
675,313	OpVista, Inc., Series CC (expiration date 10/12)	10/07	675	—	0.00%

	TOTAL WARRANTS		675	—	0.00%

	TOTAL - PRIVATE COMPANIES		$39,779,681	$11,396,937	28.30%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2008

Percent Owned &		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE INVESTMENT FUNDS **, #
0.37%	Advanced Technology Ventures VII, L.P.	08/01-07/08	$1,852,904	$1,995,953	4.96%
1.55%	Burrill Life Sciences Capital Fund	12/02-05/08	2,077,902	1,648,795	4.09%
1.34%	CHL Medical Partners II, L.P.	01/02-03/08	1,571,857	1,471,494	3.65%
1.02%	CMEA Ventures VI, L.P.	12/03-06/08	2,193,017	2,816,599	6.99%
0.34%	Morgenthaler Partners VII, L.P.	07/01-10/07	1,883,167	1,770,123	4.39%
0.57%	Prospect Venture Partners II, L.P.	06/01-03/08	1,408,668	1,575,441	3.91%
0.97%	Sevin Rosen Fund IX, L.P.	10/04-07/08	1,626,609	1,706,890	4.24%
2.36%	Tallwood II, L.P.	12/02-05/08	2,890,443	2,020,019	5.02%
1.64%	Valhalla Partners, L.P.	10/03-07/08	2,074,224	2,412,053	5.99%

	TOTAL PRIVATE INVESTMENT FUNDS		17,578,791	17,417,367	43.24%

Shares
	INVESTMENT COMPANY
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	2.44%

	TOTAL INVESTMENTS		$58,342,600	29,798,432	73.98%

	OTHER ASSETS & LIABILITIES (NET)			10,480,576	26.02%

	NET ASSETS			$40,279,008	100.00%

*	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,088,487 shares held by the Company and 454,276 shares held in escrow for the benefit of the Company.

**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2008 was $57,358,472. Total fair value of restricted and illiquid securities owned at October 31, 2008 was $28,814,304 or 71.54% of net assets.

***	Calculated as fair value divided by the Company’s Net Assets.

@	At October 31, 2008, the Company owned 5% or more of the Private Company’s outstanding shares thereby making the Private Company an affiliate as defined by the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Total fair value of affiliated securities owned at October 31, 2008 (including investments in controlled affiliates) was $9,196,937 or 22.83% of Net Assets.

#	Non-income producing securities.

##	Disclosure is for restricted securities only.

&	Represents fair value of the Company’s investment as a percentage of Private Investment Fund’s total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities (Unaudited)

	January 31, 2009	October 31, 2008
ASSETS:
Unaffiliated Issuers at fair value (Cost $27,086,606 and $21,262,919, respectively)	$18,696,886	$20,601,495
Non-Controlled Affiliated Issuers at fair value (Cost $24,590,924 and $37,079,681, respectively)	9,196,937	9,196,937

Investments, at fair value (Cost $51,677,530 and $58,342,600, respectively) (Note 2)	27,893,823	29,798,432

Cash and cash equivalents (Note 2)	10,683,058	10,693,165
Restricted cash (Note 2)	2,341	131,617
Receivables from sale of investments	108,618	—
Interest and dividends receivable	1,070	9,681
Prepaid insurance	23,122	470

Total Assets	38,712,032	40,633,365

LIABILITIES:
Management fees payable (Note 3)	96,962	101,503
Audit fees payable	34,750	56,750
Legal fees payable	97,983	103,142
Tax preparation fees payable	41,625	32,365
Board of Managers’ fees payable (Note 3)	26,500	19,500
Administration fees payable (Note 3)	28,750	19,167
Custody fees payable (Note 3)	3,361	4,233
Other payables	10,346	17,697

Total Liabilities	340,277	354,357

NET ASSETS	$38,371,755	$40,279,008

NET ASSETS CONSIST OF:
Members’ Capital (1)	$62,155,462	$68,823,176
Accumulated unrealized (depreciation) on investments	(23,783,707)	(28,544,168)

Total Net Assets	$38,371,755	$40,279,008

Units of Membership Interest Outstanding (Unlimited number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$129.98	$136.44

(1)	Members’ Capital includes the accumulated net investment (loss), accumulated realized losses, contributions from and distributions to Members.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended January 31,
	2009	2008
INVESTMENT INCOME:
Interest income from unaffiliated investments(1)	$5,514	$115,447
Interest income from affiliated investments (Note 6)	—	9,447
Dividend income from unaffiliated investments	2,242	10,473

Total investment income	7,756	135,367

EXPENSES:
Management Investment Adviser fees (Note 3)	96,962	188,873
Legal fees	31,305	36,000
Audit fees	34,750	37,640
Administration fees (Note 3)	28,750	28,750
Board of Managers’ fees (Note 3)	23,000	22,000
Tax preparation fees	9,260	9,966
Custodian fees (Note 3)	5,348	7,500
Other expenses	999	15,234

Total expenses	230,374	345,963

NET INVESTMENT (LOSS)	(222,618)	(210,596)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 2)
Net realized (loss) on affiliated investments	(6,445,098)	(5,005,088)
Net realized (loss) on unaffiliated investments	—	(205,880)
Net decrease in unrealized depreciation on investments	4,760,463	8,028,964

NET REALIZED AND UNREALIZED (LOSS)/GAIN ON INVESTMENTS	(1,684,635)	2,817,996

NET (DECREASE)/INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(1,907,253)	$2,607,400

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Three Months Ended January 31,
	2009	2008
OPERATIONS:
Net investment (loss)	$(222,618)	$(210,596)
Net realized (loss) on investments	(6,445,098)	(5,210,968)
Net decrease in unrealized depreciation on investments	4,760,463	8,028,964

Net (decrease)/increase in net assets resulting from operations	(1,907,253)	2,607,400

DISTRIBUTIONS TO MEMBERS:
Distributions to Members	—	—

Total Distributions	—	—

Net (decrease)/increase in net assets	(1,907,253)	2,607,400

NET ASSETS:
Beginning of period	40,279,008	72,342,199

End of period	$38,371,755	$74,949,599

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Three Months Ended January 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease)/increase in net assets resulting from operations	$(1,907,253)	$2,607,400
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash (used in) operating activities:
Net (decrease) in unrealized depreciation on investments	(4,760,463)	(8,028,964)
Purchase of investments	(550,532)	(1,236,876)
Proceeds received from the sale of investments and distributions received from Private Investment Funds	770,505	1,326,511
Net realized loss on investments	6,445,098	5,210,968
Proceeds from short-term investments maturing, net	—	(1,250,703)
Decrease/(increase) in restricted cash	129,276	(162,591)
(Increase)/decrease in receivables from sale of investments	(108,618)	1,753,484
Decrease in interest and dividends receivable	8,611	630
(Increase) in prepaid insurance	(22,652)	(18,764)
(Decrease) in deferred income	—	(193,809)
(Decrease)/increase in management fees payable	(4,541)	6,071
(Decrease) in audit fees payable	(22,000)	(39,919)
(Decrease)/increase in legal fees payable	(5,159)	3,958
Increase/(decrease) in tax preparation fees payable	9,260	(9,167)
Increase in Board of Managers’ fees payable	7,000	8,000
Increase in administration fees payable	9,584	—
(Decrease) in custody fees payable	(872)	(1,712)
(Decrease)/increase in other payables	(7,351)	2,484

Net cash (used in) operating activities	(10,107)	(22,999)

CASH FLOWS FOR FINANCING ACTIVITIES
Cash distributions to Members	—	—

Net cash (used in) financing activities	—	—

Net (decrease) in cash	(10,107)	(22,999)

Cash and cash equivalents at beginning of period	10,693,165	26,240

Cash and cash equivalents at end of period	$10,683,058	$3,241

SUPPLEMENTAL INFORMATION
Non-cash distributions received from Private Investment Funds	$—	$563,864

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

	Three Months Ended January 31, 2009	For the years ended October 31,

		2008	2007	2006	2005
Per Unit Operating Performance: (1)
NET ASSET VALUE, BEGINNING OF PERIOD	$136.44	$245.05	$255.96	$316.21	$393.21
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss)	(0.75)	(3.35)	(2.08)	(2.16)	(4.44)
Net realized and unrealized (loss)/gain on investments	(5.71)	(33.76)	19.17	(58.09)	(35.72)

Net (decrease)/increase in net assets resulting from operations	(6.46)	(37.11)	17.09	(60.25)	(40.16)

Total Distributions to Members	—	(71.50)	(28.00)	—	(36.84)

NET ASSET VALUE, END OF PERIOD	$129.98	$136.44	$245.05	$255.96	$316.21

TOTAL NET ASSET VALUE RETURN (2), (5)	(4.73)%	(15.41)%	7.84%	(19.05)%	(11.24)%
RATIOS AND SUPPLEMENTAL DATA (3)
Net Assets, End of Period (000’s)	$38,372	$40,279	$72,342	$75,562	$93,349
Ratios to Average Net Assets: (4)
Gross expenses	2.30%	2.11%	1.91%	2.18%	2.45%
Net expenses	2.30%	2.11%	1.91%	2.18%	2.45%
Net investment (loss)	(2.22)%	(1.49)%	(0.88)%	(0.74)%	(1.23)%
Portfolio Turnover Rate (5), (6)	1.98%	7.91%	12.37%	4.00%	24.00%

(1)	Selected data for a unit of membership interest outstanding throughout each period.

(2)	Total investment value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore, the market value of total investment return is not presented. For the period ended October 31, 2008, 0.39% of the Company’s total net asset value return consists of a voluntary reimbursement by BACA (as defined below) for a net realized gain from payments by affiliates. Excluding this item, total net asset value return would have been (15.80)% for the period ended October 31, 2008.

(3)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds. The Private Investment Funds expense ratios have been obtained from their audited financial statements for the period ended December 31, 2008, but are unaudited information in these Financial Statements. The Private Investment Funds expense ratios excluding incentive carried interest, incentive carried interest and expenses plus incentive carried interest range from 0.34% to 3.14%, 1.46% to 4.31% and 2.34% to 7.45%, respectively. The Private Investment Funds management fees range from 2.00% to 2.50% on committed capital during the initial investment period and typically decrease over time as the Private Investment Funds seek to exit investments. The Private Investment Funds incentive fees range from 20% to 25% of profit generated by the Private Investment Funds.

(4)	Annualized for a period less than a year.

(5)	Not annualized for a period less than a year.

(6)	Distributions received from Private Investment Funds are included in the portfolio turnover rate.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

January 31, 2009

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

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company’s investment objective is to achieve long-term capital appreciation primarily by investing in domestic venture capital and other private companies and, to a lesser extent, domestic and international private funds, negotiated private investments in public companies and international direct investments that the Investment Adviser believes offer significant long-term capital appreciation. Venture capital and private investment companies are companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors. The Company generally does not have the right to demand that such equity securities be registered.

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

C. Restricted Cash:

Restricted cash, if any, consists of proceeds from the sales of investments held by counterparties as collateral for certain contingent claims for a specified period of time. At January 31, 2009, the Company held $2,341 as restricted cash.

D. Investment Valuation:

The Company values portfolio securities quarterly and at such other times as, in the Company’s Board of Managers’ view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal, contractual or practical restrictions on transfer, a discount from the public market price may be applied.

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

Note 2 — Significant Accounting Policies (continued)

D. Investment Valuation (continued):

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis and in conformity with U.S. generally accepted accounting principles. Accordingly, the fair value measurement is determined based on the estimated price a seller would receive in an orderly transaction at the measurement date. For venture capital companies there are a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost as a proxy for the exit price absent any public market quote and until developments provide a sufficient basis for use of a valuation method other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private market” or the last round of financing as a method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. Other valuation methods that may use factors affecting the investee company such as earnings, net worth, reliable private sale prices of the investee company’s securities, the market prices for similar securities of comparable companies, an assessment of the investee company’s future prospects or, if appropriate, liquidation values also may provide a basis for a change in valuation. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser (as defined below) or a committee of the Board under the supervision of the Board of Managers and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The Company’s Private Investment Funds are fair valued by the Investment Adviser based on the estimated price a seller would receive in an orderly transaction at the measurement date. Such fair value is generally based upon the Company’s pro-rata share of the value of the net assets of the Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation (“Capital Balance”), on the valuation date, subject to the Investment Adviser’s determination that the Capital Balance represents the fair value of the investment. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or is deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board of Managers, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

At January 31, 2009 and October 31, 2008, market quotations were not readily available for the Company’s portfolio of securities valued at $26,909,695 or 70.13% of net assets and $28,814,304 or 71.54% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

E. Security transactions and investment income:

Private and Public Companies

Security transactions are recorded on a trade date basis or in the case of private investments or securities transactions are recorded when the Company has a legal and enforceable right to demand payment. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

Private Investment Funds

Distributions of cash or securities from a Private Investment Fund are recorded as returns of capital and serve to reduce the cost basis of the Private Investment Fund. Distributions received in excess of the cost basis are recognized as realized gains. Distributions are recorded when the Company has a legal and enforceable right to demand payment from the Private Investment Fund at fair value, which is generally based on the Private Investment Fund’s determined fair value.

Note 2 — Significant Accounting Policies (continued)

F. Expenses:

The Company records expenses on an accrual basis. Such accruals require management to make estimates and assumptions that affect the reported amounts, which is consistent with U.S. generally accepted accounting principles.

G. Income taxes:

Under current law and based on certain assumptions and representations, the Company intends to be treated as a partnership for federal, state and local income tax purposes. By reason of this treatment, the Company will itself not be subject to income tax. Rather, members, in computing income tax, will include their allocable share of the Company’s income, gain, loss, deduction and expense. There were neither liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax return as of December 31, 2008.

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of January 31, 2009, the Company has not received information to determine the tax cost of the Private Investment Funds. At December 31, 2008 and December 31, 2007, the Private Investment Funds had a cost basis for tax purposes of $15,220,730 and $13,695,895, respectively. After adjusting the tax cost for purchases and sales for the period between December 31, 2008 and January 31, 2009, the adjusted cost for tax purposes is $15,460,730. This results in net unrealized depreciation for tax purposes on the Private Investment Funds of $447,970. The cost basis for federal tax purposes of the Company’s other investments is $36,338,809, and those investments had net depreciation on a tax basis at January 31, 2009 of $24,441,874. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2008, was $42,763,809, and those investments had net depreciation on a tax basis at October 31, 2008 of $31,366,872.

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

Prior to May 29, 2008, the Company’s investment adviser was UST Advisers, Inc. (“USTA”). On May 29, 2008, BACA assumed the responsibilities of the investment adviser to the Company as a result of a transfer (the “Transfer”) of USTA’s rights and obligations under the Advisory Agreement (as defined below) between the Company and USTA dated July 1, 2007. The Transfer was approved by the Company’s Board of Managers on March 11, 2008. This change was a product of corporate mergers resulting from the acquisition by Bank of America of U.S. Trust Corporation (“U.S. Trust Corp.”) in July 2007. The Transfer of the Advisory Agreement from USTA to BACA did not change (i) the way the Company was managed, including the level of services provided, (ii) the team of investment professionals providing services to the Company, or (iii) the management and incentive fees paid by the Company.

USTA, a Delaware corporation and registered investment adviser, had been an indirect wholly-owned subsidiary of, and controlled by, Bank of America, since July 1, 2007. Prior to that, USTA was an indirect subsidiary of U.S. Trust Corp., a registered financial holding company, which, in turn, was a wholly-owned subsidiary of The Charles Schwab Corporation. USTA assumed the duties of the investment adviser from the previous investment adviser to the Company, U.S. Trust Company, N.A. (“UST-NA”), which was acting through its registered investment advisory division, U.S. Trust Asset Management Division, on December 16, 2005. UST-NA had served as the investment adviser to the Company pursuant to an investment advisory agreement.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

Under that investment advisory agreement for the services provided, the Investment Adviser was entitled to receive a management fee at an annual rate equal to 2.00% of the Company’s end of the quarter net assets through the fifth anniversary of the first closing date of April 5, 2001, and 1.00% of net assets thereafter.

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

On July 1, 2007, U.S. Trust Corp. and its subsidiaries, including USTA, were acquired by Bank of America (the “Sale”). USTA continued to serve as the Investment Adviser to the Company after the Sale (until May 29, 2008) pursuant to the advisory agreement (the “Advisory Agreement”) that was approved at a special meeting of members of the Company held on March 15, 2007. The Advisory Agreement was identical in all material respects except for the term and the date of effectiveness to the previous investment advisory agreement. The Investment Sub-Adviser ceased to serve as the investment sub-adviser to the Company after the Sale.

On February 22, 2008, U.S. Trust merged into Bank of America, N.A. (“BANA”), an indirect wholly-owned subsidiary of Bank of America.

As of January 31, 2009 and October 31, 2008, $96,962 and $101,503, respectively, were payable to BACA.

On July 31, 2008, the Company received $268,999 from BACA as a reimbursement for fees associated with the sale of Genoptix, Inc. During the period, the Company, through its own internal controls, identified a potential violation of the Investment Company Act involving the sale of Genoptix, Inc. through an affiliate of USTA. BACA and its affiliate believe that the sale of Genoptix, Inc. in the initial public offering and secondary offering was at arms-length. However, to ensure the Company and its investors were made whole and in its fiduciary capacity as the Investment Adviser, BACA decided to reimburse the Company for the fees paid to its affiliate.

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type and (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of January 31, 2009 and October 31, 2008, there was no Incentive Carried Interest earned by BACA.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PNC Global Investment Servicing (“PNCGIS”) (formerly known as PFPC Inc.), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PNCGIS a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $37,000 for taxation services and (iii) reimburses PNCGIS for out-of-pocket expenses.

Charles Schwab & Co., Inc. (the “Distributor”), the principal subsidiary of Schwab, served as the Company’s distributor for the offering of units. UST-NA, and subsequently USTA, paid the Distributor from its own assets an amount equal to 0.02% of the total of all subscriptions received in the offering. UST-NA or an affiliate paid the Distributor an ongoing fee for the sale of units and the provision of ongoing investor services in an amount equal to the annual rate of 0.45% of the average quarterly net asset value of all outstanding units held by investors introduced to the Company by the Distributor through the fifth anniversary of the final subscription closing date and at the annual rate of 0.22% thereafter, subject to elimination upon all such fees totaling 6.50% of the gross proceeds received by the Company from the offering. Since the fifth anniversary has expired, no further fees have been paid by the Company or its affiliates to the Distributor.

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

As of January 31, 2009, and October 31, 2008, Excelsior Venture Investors III, LLC had an investment in the Company of $24,359,650 and $25,570,437, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 4 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and proceeds received from the sale of investments and distributions received from Private Investment Funds for the three months ended January 31, 2009, January 31, 2008 were as follows:

Three Months Ended January 31,	Purchases ($)	Proceeds ($)
2009	550,533	770,506
2008	1,236,876	1,326,511

Note 5 — Commitments

As of January 31, 2009, the Company had unfunded investment commitments to Private Investment Funds totaling $2,847,642. The Company also had commitments from its investors of $147.6 million, none of which remains uncalled.

Private Investment Funds	Commitment	Unfunded Commitment
Advanced Technology Ventures VII, L.P.	$2,700,000	$121,500
Burrill Life Sciences Capital Fund	3,000,000	498,316
CHL Medical Partners II, L.P.	2,000,000	59,960
CMEA Ventures VI, L.P.	3,000,000	600,000
Morgenthaler Partners VII, L.P.	3,000,000	150,000
Prospect Venture Partners II, L.P.	3,000,000	390,000
Sevin Rosen Fund IX, L.P.	3,000,000	660,000
Tallwood II, L.P.	3,000,000	—
Valhalla Partners, L.P.	3,000,000	367,866

Total	$25,700,000	$2,847,642

Note 6 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the three months ended January 31, 2009 and for the year ended October 31, 2008. Transactions with companies, which are or were affiliates, were as follows:

	Shares/Principal Amount Held at October 31, 2008	October 31, 2008 Fair Value	Purchases/ Conversion Acquisition	For the Three Months Ended January 31, 2009 (Unaudited)
Name of Investment				Sales Proceeds/ Conversion	Interest Received	Realized Gain/ (Loss)	Shares/Principal Amount Held at January 31, 2009	January 31, 2009 Fair Value (Note 1)
Controlled Affiliates
Cydelity Inc., Series A-2 Preferred	—	$—	$—	$—	$—	$(20,098)	—	$—

Total Controlled Affiliates	—	$—	$—	$—	$—	$(20,098)	—	$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	$6,650,000	$—	$—	$—	$—	4,433,333	$6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	$—	—	—	—	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,937
OpVista, Inc., Common Stock	10,615,593	—	—	—	—	—	10,615,593	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	—
Tensys Medical, Inc., Series C Preferred	4,166,667	—	—	—	—	(5,000,000)	—	—
Tensys Medical, Inc., Series D Preferred	1,187,500	—	—	—	—	(1,425,000)	—	—
Tensys Medical, Inc., Series E Preferred	318,845	—	(382,623)	—	—	—	—	—

Total Non-Controlled Affiliates		$9,196,937	$(382,623)	$—	$—	$(6,425,000)		$9,196,937

Total Non-Controlled and Controlled Affiliates		$9,196,937	$(382,623)	$—	$—	$(6,445,098)		$9,196,937

	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value	Purchases/ Conversion Acquisition	For the Year Ended October 31, 2008
Name of Investment				Sales Proceeds/ Conversion	Interest Received	Realized Gain/ (Loss)	Shares/Principal Amount Held at October 31, 2008	October 31, 2008 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Escrow	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—

Total Controlled Affiliates	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,937
LogicLibrary, Inc., Series A Preferred	8,751,782	4,001,492	(4,087,685)	—	1,758	—	—	—
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	(1,408,450)	—	—	—	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	(1,054,960)	—	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	(4,000,000)	—	—
NanoOpto Corp., Bridge Note	237,321	160,000	—	93,384	—	(143,937)	—	—
OpVista, Inc., Series AA Preferred	5,683,906	6,236,892	(6,236,892)	—	—	—	—	—
OpVista, Inc., Common Stock	1,079,541	1,184,567	7,411,767	—	—	—	10,615,593	—
OpVista, Inc., Series BB Convertible Preferred	433,400	491,800	(491,800)	—	—	—	—	—
OpVista, Inc., Series CC Convertible Preferred	—	—	—	—	—	—	—	—
OpVista, Inc., Bridge Note	675,989	1,351,978	(683,075)	—	7,760	—	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Escrow	—	—	—	217,763	—	(39,084)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	534,026	—	—	—	—	4,166,667	—
Tensys Medical, Inc., Series D Preferred	1,187,500	152,197	—	—	—	—	1,187,500	—
Tensys Medical, Inc., Series E Preferred	96,629	347,865	266,669	—	3,792	—	318,845	—

Total Non-Controlled Affiliates		$25,066,204	$(5,229,466)	$311,147	$13,310	$(5,237,981)		$9,196,937

Total Non-Controlled and Controlled Affiliates		$25,066,204	$(5,229,466)	$2,390,948	$89,433	$(5,390,478)		$9,196,937

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

Note 8 — Disclosure regarding Private Investment Funds over 5% of Net Assets

Advanced Technology Ventures VII, L.P. represents 5.33% of the Company’s Net Assets at January 31, 2009. The investment objective of Advanced Technology Ventures VII, L.P. is to invest in multistage information technology, communications and life sciences companies in order to achieve capital appreciation. Advanced Technology Ventures VII, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of Advanced Technology Ventures VII, L.P. may approve transfers at its sole discretion.

CMEA Ventures VI, L.P. represents 7.22% of the Company’s Net Assets at January 31, 2009. The investment objective of CMEA Ventures VI, L.P. is to invest in and assist new and emerging growth-oriented business that are involved in the areas of life science technology, human healthcare and high technology companies in order to achieve net rates of return on invested capital in the top quartile of venture capital funds of the same vintage year. CMEA Ventures VI, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of CMEA Ventures VI, L.P. may approve transfers at its sole discretion.

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

In September 2006, the Financial Accounting Standards Board (“FASB”) released Statement of Financial Accounting Standards (“SFAS”) No. 157, which provides enhanced guidance for using fair value to measure assets and liabilities. The Company adopted SFAS No. 157 on November 1, 2008. SFAS No. 157 establishes a fair value hierarchy and expands disclosures about fair value measurements. The objective of a fair value measurement is to determine the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). Accordingly, the fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

•	Level 1 — Unadjusted quoted prices in active markets for identical, unrestricted assets or liabilities that the Fund has the ability to access at the measurement date;

•	Level 2 — Quoted prices which are not active, or inputs that are observable (either directly or indirectly) for substantially the full term of the asset or liability; and

•	Level 3 — Prices, inputs or exotic modeling techniques which are both significant to the fair value measurement and unobservable (supported by little or no market activity).

Note 9 — New Accounting Pronouncements (continued)

As required by SFAS No.157, investments are classified within the level of the lowest significant input considered in determining fair value. Investments classified within Level 3 consider several inputs and may include Level 1 or Level 2 inputs as components of the overall fair value measurement.

The table below sets forth information about the level within the fair value hierarchy at which the Company’s portfolio investments are measured at January 31, 2009:

	Unadjusted quoted prices in active markets for identical securities (Level 1)	Quoted prices which are not active, or inputs that are observable (Level 2)	Prices, inputs or modeling techniques that are both significant to the fair value measurement and unobservable (Level 3)	Total
Assets:
Investments in Private Companies	$—	$—	$11,896,936	$11,896,936
Investments in Private Investment Funds	—	—	15,012,759	15,012,759
Investment in Investment Company	984,128	—	—	984,128
Other Investments*	—	—	—	—

Totals	$984,128	$—	$26,909,695	$27,893,823

Liabilities:
Investments in Securities	$—	$—	$—	$—
Other Investments*	—	—	—	—

Totals	$—	$—	$—	$—

*	Other investments are derivative instruments, such as futures, forwards, written options and swap contracts.

The following is a reconciliation of the investments in securities within Level 3 used in determining value:

Prices, inputs or modeling techniques that are both significant to the fair value measurement and unobservable (Level 3)
Balances as of October 31, 2008	$28,814,304
Net realized (loss) on investments	(6,445,098)
Net decrease in unrealized depreciation on investments	4,760,463
Net purchases/(sales proceeds)	(219,974)
Net transfers in and out of Level 3**	—

Balances as of January 31, 2009	$26,909,695

**	Transfers in and out of Level 3 are valued at the beginning of the period value.

For information on the Company’s other significant accounting policies, please refer to the Company’s most recent semi-annual or annual financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Three months ended January 31, 2009 as Compared to the Similar Period in 2008

Realized and Unrealized Gains and (Losses) from Portfolio Investments

For the three months ended January 31, 2009 and 2008, the Company had a net realized (loss) of ($6,445,098) and ($5,210,968), respectively. The realized loss of ($6,445,098) for the three months ended January 31, 2009 is comprised of losses from the Company’s write off of Tensys Medical, Inc., a Private Company investment of ($6,425,000), and the realized loss of ($20,098) on Cydelity, Inc., a Private Company investment. The Tensys Medical, Inc. write off is a result of the merger with Recorders and Medicare Systems (P) Ltd. whereby Series C and D preferred stock were not ascribed any value. The realized loss of ($5,210,968) for the three months ended January 31, 2008 is comprised of losses from Company’s write off of Midas Vision Systems, Inc., a Private Company investment, which resulted in a realized loss of ($5,054,960). This loss also includes a realized loss of ($82,047) from the Company’s sale of stock of Hansen Medical, Inc. The remaining net loss of ($73,961) is comprised of all other gains/(losses) of the remaining direct investments and Private Investment Funds.

For the three months ended January 31, 2009 and 2008, the Company had a decrease in unrealized losses on investments of $4,760,463 and $8,028,964, respectively. The Company had a decrease in unrealized losses for the three months ended January 31, 2009 was principally the combination of the unrealized gain on Tensys Medical, Inc., a Private Company investment of $6,425,000, and the unrealized gain on Archemix Corporation, a Private Company investment in the amount of $499,999. This unrealized gain partially offset the combination of: i) the unrealized (loss) of ($744,650) on Tallwood II, L.P.; ii) the unrealized (loss) of ($380,058) on Burrill Life Science Capital Fund; iii) the unrealized (loss) of ($328,291) on Valhalla Partners, L.P.; iv) the unrealized (loss) of ($198,181) on CMEA Venture VI, L.P.; and v) the unrealized (loss) of ($188,009) on Morgenthaler Partners VII, L.P. The remaining direct investments and Private Investment Funds resulted in a net unrealized loss of ($325,257). The net change in unrealized appreciation for the three months ended January 31, 2008 was principally the combination of: i) the reversal of unrealized losses due to write off of Midas Vision Systems, Inc. of $5,054,960; ii) appreciation on Genoptix, Inc. of $10,111,381; and iii) appreciation on Private Investment Funds of $656,752. This unrealized gain was partially offset by the unrealized loss on OpVista, Inc. of ($7,570,304).

Investment Income and Expenses

For the three months ended January 31, 2009, the Company had investment income of $7,756, primarily from investments in short-term securities, and net operating expenses of $230,374, resulting in a net investment loss of ($222,618). In comparison, for the similar period ended January 31, 2008, the Company had investment income of $135,367, primarily from investments in short-term securities, and net operating expenses of $345,963, resulting in a net investment loss of ($210,596). The decrease in investment income for the three months ended January 31, 2009 is primarily due to decreases in interest income due to declines in short-term interest rates. For the three months ended January 31, 2008, expenses increased due to higher professional fees charged to the Company.

For the three months ended January 31, 2009 and 2008, the Investment Adviser earned $96,962 and $188,873 in management fees, respectively. Management fees recorded during the periods ended January 31, 2009 and January 31, 2008 are at an annual rate of 1.00% of net assets. The decrease in management fees coincides with the overall decreases in net asset over the comparable periods.

Net Assets

The Company’s net assets were $38,371,755, or a net asset value per unit of $129.98, at January 31, 2009. This represents a decrease of ($1,907,253) or ($6.46) per unit, from net assets of $40,279,008, or $136.44 per unit, at October 31, 2008. The net decrease resulted principally from a net decrease in net assets from operations of ($1,907,253) or ($6.46) per unit.

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

Liquidity and Capital Resources (continued)

At January 31, 2009, the Company held $10,683,058 in cash and cash equivalents and $984,128 in short-term investments, as compared to $10,693,165 in cash and cash equivalents and $984,128 in short-term investments, respectively, at October 31, 2008. The overall decrease in cash was primarily due to cash used for expenses and operations. At January 31, 2009, the Company did not invest in any short-term notes. The Company during this period funded capital commitments to its Private Investment Funds in the amount of $550,533 for the three months ended January 31, 2009. In connection with the Company’s total commitments to Private Investment Funds in the amount of $25,700,000 since inception, the Company, through January 31, 2009, has contributed $22,852,358 or 88.92% of the total capital committed to nine Private Investment Funds. During the three months ended January 31, 2009, the Company did not participate in follow-on financing rounds for any of its private companies.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Valuation and Audit Committees of the Company’s Board of Managers, consisting of the Managers, who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Managers”), of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 70.13% of the Company’s net assets. For the private investments held at January 31, 2009, changes to these estimates and realizations resulted in a $1.9 million decrease in net asset value from October 31, 2008.

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis and in conformity with U.S. generally accepted accounting principles. Accordingly, the fair value measurement is determined based on the estimated price a seller would receive in an orderly transaction at the measurement date. For venture capital companies there are a range of values that is reasonable for such investments at any particular time. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Initially, direct investments are valued based upon their original cost as a proxy for the exit price absent any public market quote and until developments provide a sufficient basis for use of a valuation method other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct private company investments will be valued by the “private market” or the last round of financing as a method of valuation, subject to the Investment Adviser’s determination that such methodology results in an appropriate fair valuation of the investment in accordance with U.S. generally accepted accounting principles. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The valuation will also take into consideration such factors as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation values also may provide a basis for a change in valuation. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board of Managers, or both, under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

Application of Critical Accounting Policies (continued)

The Company’s Private Investment Funds are fair valued by the Investment Adviser based on the estimated price a seller would receive in an orderly transaction at the measurement date. Such fair value is generally based upon the Company’s pro-rata share of the value of the net assets of the Private Investment Fund as determined by such Private Investment Fund, in accordance with its partnership agreement, constitutional or other documents governing such valuation (“Capital Balance”), on the valuation date, subject to the Investment Adviser’s determination that the Capital Balance represents the fair value of the investment. If such valuation with respect to the Company’s investments in Private Investment Funds is not available by reason of timing or other event on the valuation date, or is deemed to be unreliable by the Investment Adviser, the Investment Adviser, under supervision of the Board of Managers, shall determine such value based on its judgment of fair value on the appropriate date, less applicable charges, if any.

The Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate. For securities where there are legal or contractual restrictions on transfer of the security, a discount from the public market price will be applied.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in Private Companies and Private Investment Funds. As of January 31, 2009, 70.13% of the Company’s net assets are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. The Company’s investments are subject to various risk factors including market, credit, industry and currency risk. Equity Price Risk represents the potential loss in value of financial instruments caused by movements in market variables, such as interest and foreign exchange rates and equity prices. The Company may have a concentration of investments, as permitted by the private placement offering memorandum, in a particular industry or sector. Investment performance of the sector may have a significant impact on the performance of the Company. The Company’s investments are also subject to the risk associated with investing in private equity securities. The investments in private equity securities are illiquid, can be subject to various restrictions on resale, and there can be no assurance that the Company will be able to realize the value of such investments in a timely manner.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of January 31, 2009 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

EXCELSIOR VENTURE PARTNERS III, LLC

Date: March 17, 2009	By:	/s/ James D. Bowden
James D. Bowden
President and Chief Executive Officer

Date: March 17, 2009	By:	/s/ Steven L. Suss
Steven L. Suss
Treasurer and Chief Financial Officer