Form 10-Q
period 2009-04-30
EXCELSIOR VENTURE PARTNERS III LLC
filed 2009-06-15
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☐

EXCELSIOR VENTURE PARTNERS III, LLC

Excelsior Venture Partners III, LLC’s (the “Company’s”) prospects, including the prospects of its underlying investments, are subject to certain uncertainties and risks. This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws that also involve substantial uncertainties and risks. The future results of the Company and its underlying investments may differ materially from its historical results and actual results could differ materially from those projected in forward-looking statements as a result of certain risk factors. Readers should pay particular attention to the considerations described in the section of this report entitled “Management’s Discussion and Analysis of Financial Conditions and Results of Operations.” Readers should also carefully review the risk factors described in the other documents the Company files, or has filed, from time to time with the Securities and Exchange Commission.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2009 (Unaudited)

Principal Amount/ Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ****	Per Share Fair Value ##
	PRIVATE COMPANIES ***
	Common Stock #
	Optical @
10,615,593	OpVista, Inc.	06/06-10/08	$15,393,312	$—	0.00%	$0.00

			15,393,312	—	0.00%

	Medical Technology
7,882	Recorders and Medicare Systems (P) Ltd. *	12/08	382,623	—	0.00%	$0.00

			382,623	—	0.00%

	TOTAL COMMON STOCK - PRIVATE COMPANIES		15,775,935	—	0.00%

	Preferred Stocks #
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior **	05/08	5,681,135	—	0.00%	$0.00

			5,681,135	—	0.00%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02-11/03	1,999,999	1,999,999	5.56%	$1.00
700,000	Archemix Corporation, Series B	03/04-12/05	700,000	700,000	1.95%	$1.00

			2,699,999	2,699,999	7.51%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01-05/04	6,650,000	6,650,000	18.50%	$1.50
1,697,957	Ethertronics, Inc. Series C	05/05-04/07	2,546,936	2,546,936	7.08%	$1.50
758,542	Ethertronics, Inc. Series D	03/09	1,137,813	1,137,813	3.16%	$1.50

			10,334,749	10,334,749	28.74%

	TOTAL PREFERRED STOCKS - PRIVATE COMPANIES		18,715,883	13,034,748	36.25%

	Warrants #, @
	Wireless
271,248	Ethertronics, Inc. Series C (expiration date 03/10)	05/05-04/07	—	—	0.00%	$0.00

	Optical
675,313	OpVista, Inc., Series CC (expire 10/12 exercisable at $0.20 per share)	10/07	675	—	0.00%	$0.00

	TOTAL WARRANTS		675	—	0.00%

	TOTAL - PRIVATE COMPANIES		$34,492,493	$13,034,748	36.25%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments April 30, 2009 (Unaudited)

Percent Owned &		Acquisition Date ##	Commitment	Cost	Fair Value (Note 1)	% of Net Assets ****
	PRIVATE INVESTMENT FUNDS ***, #
0.38%	Advanced Technology Ventures VII, L.P. (Note 8)	08/01-12/08	$2,700,000	$1,920,404	$1,985,989	5.52%
1.53%	Burrill Life Sciences Capital Fund	12/02-12/08	3,000,000	2,360,535	1,450,289	4.03%
1.34%	CHL Medical Partners II, L.P.	01/02-12/08	2,000,000	1,591,857	1,207,971	3.36%
1.03%	CMEA Ventures VI, L.P. (Note 8)	12/03-01/09	3,000,000	2,493,017	2,912,012	8.10%
0.37%	Morgenthaler Partners VII, L.P.	07/01-10/07	3,000,000	1,883,167	1,420,538	3.95%
0.59%	Prospect Venture Partners II, L.P.	06/01-04/09	3,000,000	1,070,073	1,186,017	3.30%
1.03%	Sevin Rosen Fund IX, L.P.	10/04-04/09	3,000,000	1,791,609	1,681,683	4.68%
2.36%	Tallwood II, L.P.	12/02-05/08	3,000,000	2,890,443	1,263,771	3.51%
1.70%	Valhalla Partners, L.P.	10/03-04/09	3,000,000	1,699,705	1,643,436	4.57%

	TOTAL PRIVATE INVESTMENT FUNDS		25,700,000	17,700,810	14,751,706	41.02%

Shares
	INVESTMENT COMPANY
984,128	Dreyfus Government Cash Management Fund Institutional Shares			984,128	984,128	2.74%

	TOTAL INVESTMENTS		$25,700,000	$53,177,431	28,770,582	80.01%

	OTHER ASSETS & LIABILITIES (NET)				7,187,370	19.99%

	NET ASSETS				$35,957,952	100.00%

*	Tensys Medical, Inc. merged with Recorders and Medicare Systems (P) Ltd. on December 19, 2008. Recorders and Medicare Systems (P) Ltd. is based in India.

**	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,088,487 shares held by the Company and 454,276 shares held in escrow for the benefit of the Company.

***	Restricted as to public resale and illiquid securities or investments. Total cost of restricted and illiquid securities or investments at April 30, 2009 was $52,193,303. Total fair value of restricted and illiquid securities or investments owned at April 30, 2009 was $27,786,454 or 77.27% of net assets.

****	Calculated as fair value divided by the Company’s Net Assets.

@	At January 31, 2009, the Company owned 5% or more of the Private Company’s outstanding shares thereby making the Private Company an affiliate as defined by the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Total fair value of affiliated securities owned at April 30, 2009 (including investments in controlled affiliates) was $10,334,749 or 28.74% of net assets.

#	Non-income producing securities.

##	Disclosure is for restricted securities only.

&	Represents capital balance of the Company’s investment as a percentage of Private Investment Fund’s total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2008

Principal Amount/ Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE COMPANIES **
	Common Stock #
	Optical @
10,615,593	OpVista, Inc.	06/06-10/08	$15,393,312	$—	0.00%

	TOTAL COMMON STOCK - PRIVATE COMPANIES		15,393,312	—	0.00%

	Preferred Stocks #
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior *	05/08	5,681,135	—	0.00%

			5,681,135	—	0.00%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02-11/03	1,999,999	1,629,629	4.05%
700,000	Archemix Corporation, Series B	03/04-12/05	700,000	570,371	1.42%

			2,699,999	2,200,000	5.47%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	—	0.00%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	—	0.00%
318,845	Tensys Medical, Inc., Series E	07/06-12/07	382,623	—	0.00%

			6,807,623	—	0.00%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01-05/04	6,650,000	6,650,000	16.51%
1,697,957	Ethertronics, Inc. Series C	05/05-04/07	2,546,937	2,546,937	6.32%

			9,196,937	9,196,937	22.83%

	TOTAL PREFERRED STOCKS - PRIVATE COMPANIES		24,385,694	11,396,937	28.30%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05-07/06	—	—	0.00%

	Optical
675,313	OpVista, Inc., Series CC (expiration date 10/12)	10/07	675	—	0.00%

	TOTAL WARRANTS		675	—	0.00%

	TOTAL - PRIVATE COMPANIES		$39,779,681	$11,396,937	28.30%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2008

Percent Owned &		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	PRIVATE INVESTMENT FUNDS **, #
0.37%	Advanced Technology Ventures VII, L.P.	08/01-07/08	$1,852,904	$1,995,953	4.96%
1.55%	Burrill Life Sciences Capital Fund	12/02-05/08	2,077,902	1,648,795	4.09%
1.34%	CHL Medical Partners II, L.P.	01/02-03/08	1,571,857	1,471,494	3.65%
1.02%	CMEA Ventures VI, L.P.	12/03-06/08	2,193,017	2,816,599	6.99%
0.34%	Morgenthaler Partners VII, L.P.	07/01-10/07	1,883,167	1,770,123	4.39%
0.57%	Prospect Venture Partners II, L.P.	06/01-03/08	1,408,668	1,575,441	3.91%
0.97%	Sevin Rosen Fund IX, L.P.	10/04-07/08	1,626,609	1,706,890	4.24%
2.36%	Tallwood II, L.P.	12/02-05/08	2,890,443	2,020,019	5.02%
1.64%	Valhalla Partners, L.P.	10/03-07/08	2,074,224	2,412,053	5.99%

	TOTAL PRIVATE INVESTMENT FUNDS		17,578,791	17,417,367	43.24%

Shares
	INVESTMENT COMPANY
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	2.44%

	TOTAL INVESTMENTS		$58,342,600	29,798,432	73.98%

	OTHER ASSETS & LIABILITIES (NET)			10,480,576	26.02%

	NET ASSETS			$40,279,008	100.00%

*	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,088,487 shares held by the Company and 454,276 shares held in escrow for the benefit of the Company.

**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2008 was $57,358,472. Total fair value of restricted and illiquid securities owned at October 31, 2008 was $28,814,304 or 71.54% of net assets.

***	Calculated as fair value divided by the Company’s Net Assets.

@	At October 31, 2008, the Company owned 5% or more of the Private Company’s outstanding shares thereby making the Private Company an affiliate as defined by the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Total fair value of affiliated securities owned at October 31, 2008 (including investments in controlled affiliates) was $9,196,937 or 22.83% of Net Assets.

#	Non-income producing securities.

##	Disclosure is for restricted securities only.

&	Represents fair value of the Company’s investment as a percentage of Private Investment Fund’s total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities (Unaudited)

	April 30, 2009	October 31, 2008
ASSETS:
Unaffiliated Issuers at fair value (Cost $27,448,695 and $21,262,919, respectively)	$18,435,833	$20,601,495
Non-Controlled Affiliated Issuers at fair value (Cost $25,728,736 and $37,079,681, respectively)	10,334,749	9,196,937

Investments, at fair value (Cost $53,177,431 and $58,342,600, respectively) (Note 2)	28,770,582	29,798,432

Cash and cash equivalents (Note 2)	7,530,089	10,693,165
Restricted cash (Note 2)	2,341	131,617
Interest and dividends receivable	596	9,681
Prepaid insurance	15,395	470

Total Assets	36,319,003	40,633,365

LIABILITIES:
Management fees payable (Note 3)	87,893	101,503
Audit fees payable	54,250	56,750
Legal fees payable	46,849	103,142
Tax preparation fees payable	105,206	32,365
Board of Managers’ fees payable (Note 3)	39,500	19,500
Administration fees payable (Note 3)	19,167	19,167
Custody fees payable (Note 3)	2,909	4,233
Other payables	5,277	17,697

Total Liabilities	361,051	354,357

NET ASSETS	$35,957,952	$40,279,008

NET ASSETS consist of :
Members’ Contributions *	$146,136,782	$146,136,782
Members’ Distributions	(42,212,132)	(40,736,082)
Inception-to-date realized (loss) and net investment (loss)	(43,559,849)	(36,577,523)
Accumulated unrealized (depreciation) on investments	(24,406,849)	(28,544,169)

Total Net Assets	$35,957,952	$40,279,008

Units of Membership Interest Outstanding (Unlimited number of no par value units authorized)	295,210	295,210

NET ASSET VALUE PER UNIT	$121.80	$136.44

*	Members’ Contributions consist of contributions from Members net of offering costs charged to Members.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Six Months Ended April 30,
	2009	2008
INVESTMENT INCOME:
Interest income from unaffiliated investments (1)	$6,744	$183,513
Interest income from affiliated investments (Note 6)	—	9,518
Dividend income from unaffiliated investments	3,143	17,831

Total Investment Income	9,887	210,862

EXPENSES:
Management Investment Adviser fees (Note 3)	184,855	337,795
Legal fees	95,905	81,990
Audit fees	62,750	71,765
Administration fees (Note 3)	57,500	57,500
Board of Managers’ fees (Note 3)	46,000	46,000
Tax preparation fees	72,841	19,133
Custodian fees (Note 3)	11,884	14,633
Other expenses	15,380	34,819

Total Expenses	547,115	663,635

NET INVESTMENT (LOSS)	(537,228)	(452,773)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 2)
Net realized (loss) on affiliated investments	(6,445,098)	(5,026,357)
Net realized gain on unaffiliated investments	—	2,362,690
Net decrease/(increase) in unrealized depreciation on investments	4,137,320	(4,992,869)

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(2,307,778)	(7,656,536)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(2,845,006)	$(8,109,309)

Weighted average units outstanding	$295,210	$295,210

Net (decrease) in net assets resulting from operations per unit	$(9.64)	$(27.47)

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended April 30,
	2009	2008
INVESTMENT INCOME:
Interest income from unaffiliated investments (1)	$1,230	$68,066
Interest income from affiliated investments (Note 6)	—	71
Dividend income from unaffiliated investments	901	7,358

Total Investment Income	2,131	75,495

EXPENSES:
Management Investment Adviser fees (Note 3)	87,893	148,922
Legal fees	64,600	45,990
Audit fees	28,000	34,125
Administration fees (Note 3)	28,750	28,750
Board of Managers’ fees (Note 3)	23,000	24,000
Tax preparation fees	63,581	9,167
Custodian fees (Note 3)	6,536	7,133
Other expenses	14,381	19,585

Total Expenses	316,741	317,672

NET INVESTMENT (LOSS)	(314,610)	(242,177)

NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (Note 2)
Net realized (loss) on affiliated investments	—	(21,269)
Net realized gain on unaffiliated investments	—	2,568,570
Net (increase) in unrealized depreciation on investments	(623,143)	(13,021,833)

NET REALIZED AND UNREALIZED (LOSS) ON INVESTMENTS	(623,143)	(10,474,532)

NET (DECREASE) IN NET ASSETS RESULTING FROM OPERATIONS	$(937,753)	$(10,716,709)

Weighted average units outstanding	$295,210	$295,210

Net (decrease) in net assets resulting from operations	$(3.18)	$(36.30)

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Six Months Ended April 30,
	2009	2008
OPERATIONS:
Net investment (loss)	$(537,228)	$(452,773)
Net realized (loss) on investments	(6,445,098)	(2,663,667)
Net decrease/(increase) in unrealized depreciation on investments	4,137,320	(4,992,869)

Net (decrease) in net assets resulting from operations	(2,845,006)	(8,109,309)

DISTRIBUTIONS TO MEMBERS:
Distributions to Members	(1,476,050)	(3,985,335)

Total Distributions	(1,476,050)	(3,985,335)

Net (decrease) in Net Assets	(4,321,056)	(12,094,644)

NET ASSETS:
Beginning of period	40,279,008	72,342,199

End of period	$35,957,952	$60,247,555

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Six Months Ended April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease) in net assets resulting from operations	$(2,845,006)	$(8,109,309)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net (decrease)/increase in unrealized depreciation on investments	(4,137,320)	4,992,869
Purchase of investments	(2,055,187)	(1,905,199)
Proceeds received from the sale of investments and distributions received from Private Investment Funds	775,259	4,760,914
Decrease in receivables from sale of investments	—	2,275,482
Net realized loss on investments	6,445,098	2,663,667
Proceeds from short-term investments maturing, net	—	10,383,731
Decrease/(increase) in restricted cash	129,276	(508,573)
Decrease/(increase) in interest and dividends receivable	9,085	(16,963)
(Increase) in prepaid insurance	(14,925)	(12,601)
Increase in tax preparation fees payable	72,841	—
(Decrease) in legal fees payable	(56,293)	(35,054)
Increase in Board of Managers’ fees payable	20,000	18,000
(Decrease) in management fees payable	(13,610)	(33,879)
(Decrease) in audit fees payable	(2,500)	(14,295)
(Decrease) in custody fees payable	(1,324)	(12,496)
(Decrease) in deferred income	—	(172,540)
(Decrease) in administration fees payable	—	(9,583)
(Decrease) in other payables	(12,420)	(2,782)

Net cash (used in)/provided by operating activities	(1,687,026)	14,261,389

CASH FLOWS FOR FINANCING ACTIVITIES
Cash distributions to Members	(1,476,050)	(3,985,335)

Net cash (used in) financing activities	(1,476,050)	(3,985,335)

Net (decrease)/increase in cash	(3,163,076)	10,276,054

Cash and cash equivalents at beginning of period	10,693,165	26,240

Cash and cash equivalents at end of period	$7,530,089	$10,302,294

SUPPLEMENTAL INFORMATION
Non-cash distributions received from Private Investment Funds	$—	$563,864

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

	Six Months Ended April 30,	For the years then ended October 31,
	2009	2008	2007	2006	2005
Per Unit Operating Performance: (1)
NET ASSET VALUE, BEGINNING OF PERIOD	$136.44	$245.05	$255.96	$316.21	$393.21
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss)	(1.82)	(3.35)	(2.08)	(2.16)	(4.44)
Net realized and unrealized (loss)/gain on investments	(7.82)	(33.76)	19.17	(58.09)	(35.72)

Net (decrease)/increase in net assets resulting from operations	(9.64)	(37.11)	17.09	(60.25)	(40.16)

Total Distributions to Members	(5.00)	(71.50)	(28.00)	—	(36.84)

NET ASSET VALUE, END OF PERIOD	$121.80	$136.44	$245.05	$255.96	$316.21

TOTAL NET ASSET VALUE RETURN (2), (5)	(7.06)%	(15.41)%	7.84%	(19.05)%	(11.24)%
RATIOS AND SUPPLEMENTAL DATA (3)
Net Assets, End of Period (000’s)	$35,958	$40,279	$72,342	$75,562	$93,349
Ratios to Average Net Assets: (4)
Gross expenses	2.84%	2.11%	1.91%	2.18%	2.45%
Net expenses	2.84%	2.11%	1.91%	2.18%	2.45%
Net investment (loss)	(2.79)%	(1.49)%	(0.88)%	(0.74)%	(1.23)%
Portfolio Turnover Rate (5), (6)	2.79%	7.91%	12.37%	4.00%	24.00%

(1)	Selected data for a unit of membership interest outstanding throughout each period.

(2)	Total investment value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore, the market value of total investment return is not presented. For the period ended October 31, 2008, the impact on the Company’s total net asset value return of a voluntary reimbursement by BACA (as defined) for the matter discussed in Note 3 is 0.39%. Excluding this item, total net asset value return would have been (15.80)% for the period ended October 31, 2008.

(3)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds. The Private Investment Funds expense ratios have been obtained from their audited financial statements for the period ended December 31, 2008, but are unaudited information in these Financial Statements. The range for these ratios is given below:

Private Investment Funds’ Ratios	Ratio Range
Expense excluding incentive carried interest	1.99% - 4.10%
Incentive Carried interest	(3.80)% - 0.04%
Expenses plus incentive carried interest	0.30% - 3.85%

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

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

Note 1 — Organization

Excelsior Venture Partners III, LLC (the “Company”) is a non-diversified, closed-end management investment company which has elected to be treated as a business development company or “BDC” under the Investment Company Act. The Company was established as a Delaware limited liability company on February 18, 2000. The Company commenced operations on April 5, 2001. The duration of the Company is ten years (subject to two 2-year extensions) from the final subscription closing which occurred on May 11, 2001, at which time the affairs of the Company will be wound up and its assets distributed pro rata to members of the Company (“Members”) as soon as is practicable.

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

Securities for which no public market exists and other assets will be valued at fair value as determined in good faith by the Investment Adviser (as defined below) or a committee of the Board of Managers (the “Valuation Committee”) or both under the supervision of the Board of Managers pursuant to certain valuation procedures summarized below. Securities having remaining maturities of 60 days or less from the date of purchase are valued at amortized cost.

Note 2 — Significant Accounting Policies (continued)

D. Investment Valuation (continued):

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis and in conformity with U.S. generally accepted accounting principles. Accordingly, the fair value measurement is determined based on the estimated price a seller would receive in an orderly transaction at the measurement date. For venture capital companies there is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost as a proxy for the exit price absent any public market quote and until developments provide a sufficient basis for use of a valuation method other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private market” or the “last round of financing” as a method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. Other valuation methods that may use factors affecting the investee company such as earnings, net worth, reliable private sale prices of the investee company’s securities, the market prices for similar securities of comparable companies, an assessment of the investee company’s future prospects or, if appropriate, liquidation values also may provide a basis for a change in valuation. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser (as defined below) or the Valuation Committee under the supervision of the Board of Managers and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The Company’s investments are reported at fair value in accordance with FAS 157, which is defined below. The Board and the Valuation Committee have approved procedures pursuant to which the Company values its investments in Private Investment Funds, subject to the review and supervision of the Board and the Valuation Committee. In accordance with these procedures, fair value of investments in the Private Investment Funds takes into consideration information reasonably available at the time the valuation is made and other factors that the Board and the Valuation Committee deems pertinent. Generally, the Board and the Valuation Committee will use valuations reported to the Company by the managers of these Private Investment Funds as an input, and the Company, Board or the Valuation Committee may reasonably determine that additional factors should be considered that were not reflected. The value of the Company’s investments determined using the Company’s procedures may differ from the value reported by the manager of the Private Investment Funds. Because of the inherent uncertainty of valuations, however, estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

At April 30, 2009 and October 31, 2008, market quotations were not readily available for the Company’s portfolio of securities valued at $27,786,454 or 77.27% of net assets and $28,814,304 or 71.54% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

SFAS No. 157 “Fair Value Measurements” (“FAS 157”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are as follows:

•	Level 1 Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Fund has the ability to access at the measurement date;

•	Level 2 Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;

•	Level 3 Inputs that are unobservable.

Inputs broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. The Company generally uses the capital balance reported by the Private Investment Funds as the primary input in its valuation; however, adjustments to the reported capital balance may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, any restrictions or illiquidity on such interests, any potential clawbacks by the Private Investment Funds and the fair value of the Private Investment Fund’s investment portfolio or other assets and liabilities.

Note 2 — Significant Accounting Policies (continued)

D. Investment Valuation (continued):

An individual Private Investment Fund’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company, Board and the Valuation Committee. The Company, Board and the Valuation Committee considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, provided by multiple, independent sources that are actively involved in the relevant market. The categorization of the Private Investment Fund within the hierarchy is based upon the pricing transparency of that Private Investment Fund and does not necessarily correspond to the Company’s perceived risk of that Private Investment Fund.

Substantially all of the Company’s investments in the Private Investment Funds have been classified within level 3, and the Company generally does not hold any investments that could be classified as level 1 or level 2, as observable prices are typically not available. The Private Investment Funds generally do not provide redemption options for investors and, subsequent to final closing, do not permit subscriptions by new or existing investors. Accordingly, the Company generally holds interests in such Private Investment Funds for which there is no active market. These interests, in the absence of a recent and relevant secondary market transaction, are generally classified as level 3. Assumptions used by the Company, Board or the Valuation Committee due to the lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s results of operations.

The following table presents the investments carried on the Statement of Net Assets by level within the valuation hierarchy as of April 30, 2009.

	Unadjusted quoted prices in active markets for identical securities (Level 1)	Quoted prices which are not active, or inputs that are observable (Level 2)	Prices, inputs or modeling techniques that are both significant to the fair value measurement and unobservable (Level 3)	Total
Assets:
Investments in Private Companies	$—	$—	$13,034,748	$13,034,748
Investments in Private Investment Funds	—	—	14,751,706	14,751,706
Investment in Investment Company	984,128	—	—	984,128
Other Investments*	—	—	—	—

Totals	$984,128	$—	$27,786,454	$28,770,582

Liabilities:
Investments in Securities	$—	$—	$—	$—
Other Investments*	—	—	—	—

Totals	$—	$—	$—	$—

*	Other investments are derivative instruments, such as futures, forwards, written options and swap contracts.

The following table includes a roll-forward of the amounts for the period ended April 30, 2009 for investments classified within level 3. The classification of an investment within level 3 is based upon the significance of the unobservable inputs to the overall fair value measurement.

Note 2 — Significant Accounting Policies (continued)

D. Investment Valuation (continued):

Prices, inputs or modeling techniques that are both significant to the fair value measurement and unobservable (Level 3)
Balances as of October 31, 2008	$28,814,304
Net realized (loss) on investments	(6,445,098)
Net decrease in unrealized depreciation on investments	4,137,320
Net purchases/(sales proceeds)	1,279,928
Net transfers in and out of Level 3 **	—

Balances as of April 30, 2009	$27,786,454

**	Transfers in and out of Level 3 are valued at the beginning of the period value.

The unrealized gains (losses) in the table above are reflected in the accompanying Statement of Operations. Net unrealized gains (losses) relate to investments held by the Company at April 30, 2009.

E. Security transactions and investment income:

Private and Public Companies

Security transactions are recorded on a trade date basis or in the case of private investments or securities transactions are recorded when the Company has a legal and enforceable right to demand payment. Realized gains and losses on investments sold are recorded on the basis of identified cost. Interest income, adjusted for amortization of premiums and discounts, is recorded on the accrual basis. Dividend income is recorded on the ex-dividend date.

Private Investment Funds

Distributions of cash or in-kind securities from the Private Investment Funds are recorded at fair value as a return of capital to reduce the cost basis of the Private Investment Funds. In-kind securities received from the Private Investment Funds are recorded at fair value. Distributions are recorded when they are received from the Private Investment Funds as there are no redemption rights with respect to the Private Investment Funds. Contributions to Private Investment Funds are recorded when there is a legal and enforceable right to demand payment by the Private Investment Fund and serve to increase the cost basis.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of April 30, 2009, the Company has not received information to determine the tax cost of the Private Investment Funds. At December 31, 2008 and December 31, 2007, the Private Investment Funds had a cost basis for tax purposes of $14,677,567 and $13,695,895, respectively. After adjusting the tax cost for purchases and sales for the period between December 31, 2008 and April 30, 2009, the adjusted cost for tax purposes is $15,279,656. This results in net unrealized depreciation for tax purposes on the Private Investment Funds of $527,950. The cost basis for federal tax purposes of the Company’s other investments is $37,476,622, and those investments had net depreciation on a tax basis at April 30, 2009 of $24,441,874. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2008, was $42,763,809, and those investments had net depreciation on a tax basis at October 31, 2008 of $31,366,872.

Note 2 — Significant Accounting Policies (continued)

G. Income taxes: (continued)

Effective November 1, 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) FASB interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 provides guidance for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. FIN 48 requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold would be recorded as a tax benefit or expense in the current year. The Company has evaluated the application of FIN 48 and has determined that it does not have a material impact on the Company’s financial statements. There are neither tax liabilities nor deferred tax assets relating to uncertain income tax positions taken or expected to be taken on the tax return for the year ended December 31, 2008. The statute of limitations on the Company’s U.S. Federal tax returns remains open for the years ended December 31, 2005 through December 31, 2008. The statute of limitations on the Company’s state and local tax returns may remain open for an additional year depending upon the jurisdiction.

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

.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

On February 22, 2008, U.S. Trust merged into Bank of America, N.A. (“BANA”), an indirect wholly-owned subsidiary of Bank of America.

As of April 30, 2009 and October 31, 2008, $87,893 and $101,503, respectively, were payable to BACA.

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

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (a) cumulative realized capital losses on investments of any type (b) cumulative gross unrealized capital depreciation on investments of any type and (c) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of April 30, 2009 and October 31, 2008, there was no Incentive Carried Interest earned by BACA.

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PNC Global Investment Servicing (“PNCGIS”) (formerly PFPC, Inc.), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PNCGIS a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $37,000 for taxation services and (iii) reimburses PNCGIS for out-of-pocket expenses.

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

Affiliates of the Investment Adviser may have banking, underwriting, lending, brokerage, or other business relationships with Private Investment Funds or direct investments in which the Company invests and with companies in which the Private Investment Funds invest.

As of April 30, 2009, and October 31, 2008, Excelsior Venture Investors III, LLC had an investment in the Company of $22,827,289 and $25,570,437, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Note 4 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and proceeds received from the sale of investments and distributions received from Private Investment Funds for the six months ended April 30, 2009 and April 30, 2008 were as follows:

Six Months Ended April 30,	Purchases ($)	Proceeds ($)
2009	2,055,187	775,259
2008	1,905,199	4,760,914

Note 5 — Commitments

As of April 30, 2009, the Company had unfunded investment commitments to Private Investment Funds totaling $2,480,799. The Company also had commitments from its investors of $147.6 million, none of which remains uncalled.

Private Investment Funds	Unfunded Commitment
Advanced Technology Ventures VII, L.P.	$121,500
Burrill Life Sciences Capital Fund, L.P.	443,963
CHL Medical Partners II, L.P.	49,960
CMEA Ventures VI, L.P.	450,000
Morgenthaler Partners VII, L.P.	150,000
Prospect Venture Partners II, L.P.	345,000
Sevin Rosen Fund IX, L.P.	585,000
Tallwood II, L.P.	—
Valhalla Partners, L.P.	335,376

Total	$2,480,799

Note 6 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the six months ended April 30, 2009 and for the year ended October 31, 2008. Transactions with companies, which are or were affiliates, were as follows:

				For the Six Months Ended April 30, 2009 (Unaudited)
Name of Investment	Shares/Principal Amount Held at October 31, 2008	October 31, 2008 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/ (Loss)	Shares/Principal Amount Held at April 30, 2009	April 30, 2009 Fair Value (Note 1)
Controlled Affiliates
Cydelity Inc., Series A-2 Preferred *	—	$—	$—	$—	$—	$(20,098)	—	$—

Total Controlled Affiliates	—	$—	$—	$—	$—	$(20,098)	—	$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,248	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,936
Ethertronics, Inc., Series D Preferred	—	—	1,137,813	—	—	—	758,542	1,137,813
OpVista, Inc., Common Stock	10,615,593	—	—	—	—	—	10,615,593	—
OpVista, Inc., Series BB Convertible Preferred	—	—	—	—	—	—	—	—
OpVista, Inc., Series CC Convertible Preferred	—	—	—	—	—	—	—	—
OpVista, Inc., Bridge Note	—	—	—	—	—	—	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	—
Tensys Medical, Inc., Series C Preferred	4,166,667	—	—	—	—	(5,000,000)	—	—
Tensys Medical, Inc., Series D Preferred	1,187,500	—	—	—	—	(1,425,000)	—	—
Tensys Medical, Inc., Series E Preferred	318,845	—	—	(382,623)	—	—	—	—

Total Non-Controlled Affiliates		$9,196,937	$1,137,813	$(382,623)	$—	$(6,425,000)		$10,334,749

Total Non-Controlled and Controlled Affiliates		$9,196,937	$1,137,813	$(382,623)	$—	$(6,445,098)		$10,334,749

*	Investment was liquidated in a prior year but had an adjustment to an escrow release.

Note 6 — Transactions with Affiliated Companies (continued)

				For the Year Ended October 31, 2008
Name of Investment	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/ (Loss)	Shares/Principal Amount Held at October 31, 2008	October 31, 2008 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Escrow	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—

Total Controlled Affiliates	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,937
LogicLibrary, Inc., Series A Preferred	8,751,782	4,001,492	(4,087,685)	—	1,758	—	—	—
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	(1,408,450)	—	—	—	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	(1,054,960)	—	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	(4,000,000)	—	—
NanoOpto Corp., Bridge Note	237,321	160,000	—	93,384	—	(143,937)	—	—
OpVista, Inc., Series AA Preferred	5,683,906	6,236,892	(6,236,892)	—	—	—	—	—
OpVista, Inc., Common Stock	1,079,541	1,184,567	7,411,767	—	—	—	10,615,593	—
OpVista, Inc., Series BB Convertible Preferred	433,400	491,800	(491,800)	—	—	—	—	—
OpVista, Inc., Series CC Convertible Preferred	—	—	—	—	—	—	—	—
OpVista, Inc., Bridge Note	675,989	1,351,978	(683,075)	—	7,760	—	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Escrow	—	—	—	217,763	—	(39,084)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	534,026	—	—	—	—	4,166,667	—
Tensys Medical, Inc., Series D Preferred	1,187,500	152,197	—	—	—	—	1,187,500	—
Tensys Medical, Inc., Series E Preferred	96,629	347,865	266,669	—	3,792	—	318,845	—

Total Non-Controlled Affiliates		$25,066,204	$(5,229,466)	$311,147	$13,310	$(5,237,981)		$9,196,937

Total Non-Controlled and Controlled Affiliates		$25,066,204	$(5,229,466)	$2,390,948	$89,433	$(5,390,478)		$9,196,937

Note 7 — Guarantees

In the normal course of business, the Company enters into contracts that provide general indemnifications. The Company’s maximum exposure under these agreements is dependent on future claims that may be made against the Company, and therefore cannot be established; however, based on experience, the risk of loss from such claims is considered remote.

Many of the Private Investment Funds partnership agreements contain provisions that allow them to recycle or recall distributions made to the Company. Accordingly, the unfunded commitments disclosed under Note 5 reflect both amounts undrawn to satisfy commitments and distributions that are recallable.

Note 8 — Disclosure regarding Private Investment Funds over 5% of Net Assets

Advanced Technology Ventures VII, L.P. represents 5.52% of the Company’s Net Assets at April 30, 2009. The investment objective of Advanced Technology Ventures VII, L.P. is to invest in multistage information technology, communications and life sciences companies in order to achieve capital appreciation. Advanced Technology Ventures VII, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of Advanced Technology Ventures VII, L.P. may approve transfers at its sole discretion.

CMEA Ventures VI, L.P. represents 8.10% of the Company’s Net Assets at April 30, 2009. The investment objective of CMEA Ventures VI, L.P. is to invest in and assist new and emerging growth-oriented business that are involved in the areas of life science technology, human healthcare and high technology companies in order to achieve net rates of return on invested capital in the top quartile of venture capital funds of the same vintage year. CMEA Ventures VI, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of CMEA Ventures VI, L.P. may approve transfers at its sole discretion.

Note 9 — New Accounting Pronouncements

FASB Staff Position FAS 157-4 (“FSP FAS 157-4”), “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” was issued on April 9, 2009 to be effective for interim and annual reporting periods ending after June 15, 2009 and applied prospectively. FSP FAS 157-4 provides additional guidance in order to estimate fair value when the volume and level of activity for an asset or liability have significantly decreased. FSP FAS 157-4 also identifies conditions to consider in assessing whether a transaction is not orderly (i.e. distressed or forced). FSP 157-4 amends FAS 157 to require entities to disclose additional information regarding the inputs and valuation techniques used to measure fair value and requires entities to provide disclosures for major categories of securities in a more disaggregated basis than previously had been required under FAS 157. The Company is reviewing FSP FAS 157-4 along with its impact, if any, on the financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Six and Three months ended April 30, 2009 as Compared to the Similar Periods in 2008

Realized and Unrealized Gains and (Losses) from Portfolio Investments

For the six months ended April 30, 2009 and 2008, the Company had a net realized (loss) on security transactions of ($6,445,098) and ($2,663,667), respectively. The realized loss of ($6,445,098) for the six months ended April 30, 2009 is comprised of losses from the Company’s write off of Tensys Medical, Inc., a Private Company of ($6,425,000), and the realized loss of ($20,098) on Cydelity, Inc., a Private Company investment. The Tensys Medical, Inc. write off is a result of the merger with Recorders and Medicare Systems (P) Ltd. whereby Series C and D preferred stock were not ascribed any value. The realized loss of ($2,663,667) for the six months ended April 30, 2008 is comprised of losses from Company’s write off of Midas Vision Systems, Inc. and NanoOpto Corporation, which resulted in a realized loss of ($5,054,960) and ($143,937), respectively. This loss was partially offset by the realized gain of $2,568,611 from the Company’s partial sale of Genoptix, Inc. All other remaining direct investments and Private Investment Funds resulted in a net realized loss of ($33,381).

For the six months ended April 30, 2009 and 2008, the Company had a net decrease/(increase) in unrealized depreciation on investments of $4,137,320 and ($4,992,869), respectively. The net decrease in unrealized depreciation for the six months ended April 30, 2009 was principally the combination of the unrealized appreciation on Tensys Medical, Inc., a Private Company of $6,425,000, and the unrealized appreciation on Archemix Corporation, a Private Company investment in the amount of $499,999. This unrealized appreciation was partially offset by the combination of: i) the unrealized depreciation on Tallwood II, L.P. of ($756,248); ii) an unrealized depreciation on Burrill Life Sciences Capital Fund, L.P. in the amount of ($481,138); iii) an unrealized depreciation of ($394,098) on Valhalla Partners, L.P.; iv) the unrealized depreciation on Morgenthaler Partners VII, L.P. of ($349,585); v) an unrealized depreciation on CHL Medical Partners II, L.P. in the amount of ($283,523); and vi) an unrealized depreciation on CMEA Ventures VI, L.P. in the amount of ($204,587). The remaining Private Investment Funds resulted in a net unrealized depreciation of ($318,500). The net (increase) in unrealized depreciation for the six months ended April 30, 2008 was principally the combination of: i) the reversal of unrealized depreciation due to write off of Midas Vision Systems, Inc. of $5,054,960; and ii) appreciation on Genoptix, Inc. of $5,156,440. This unrealized appreciation was partially offset by: i) the unrealized depreciation on OpVista, Inc. of ($7,650,806); ii) an unrealized depreciation on LogicLibrary, Inc. in the amount of ($5,496,135); and iii) an unrealized depreciation of ($1,300,748) on Tensys Medical, Inc. The remaining direct investments and Private Investment Funds resulted in a net unrealized depreciation of ($756,611).

For the three months ended April 30, 2009, the Company did not have any net realized gain or loss on security transactions. In comparison, for the three month period ended April 30, 2008, the Company had a net realized gain on security transactions of $2,547,301. The net realized gain for the three-month period ended April 30, 2008 was principally the result of the Company’s partial sale of Genoptix, Inc. of $2,568,611.

For the three months ended April 30, 2009 and 2008, the Company had a net (increase) in unrealized depreciation on investments of ($623,143) and ($13,021,833), respectively. The net (increase) in unrealized depreciation for the three months ended April 30, 2008 was principally the combination of: i) the unrealized depreciation on Morgenthaler Partners VII, L.P. of ($161,576); ); ii) an unrealized depreciation on CHL Medical Partners II, L.P. in the amount of ($150,549); iii) an unrealized depreciation of ($101,080) on Burrill Life Sciences Capital Fund, L.P.; and iv) the unrealized depreciation on Valhalla Partners, L.P. of ($65,807). The remaining unrealized depreciation was an overall decrease in the valuation of the Company’s Private Investment Funds in the amount of ($144,131). The net (increase) in unrealized depreciation for the three months ended April 30, 2008 was principally the combination of: i) the reclassification from unrealized appreciation to realized gain of Genoptix, Inc. of ($4,954,941); ii) the write-down of LogicLibrary, Inc. of ($5,496,135); and iii) the write-down of Tensys Medical, Inc. of ($1,690,441), an overall decrease in the valuation of the Company’s Private Investment Funds in the amount of ($799,848).

Investment Income and Expenses

For the six months ended April 30, 2009, the Company had investment income of $9,887, primarily from investments in short-term securities, and net operating expenses of $547,115, resulting in a net investment loss of ($537,228). In comparison, for the similar period ended April 30, 2008, the Company had investment income of $210,862, primarily from investments in short-term securities, and net operating expenses of $663,635, resulting in a net investment loss of ($452,773). The decrease in investment income for the six months ended April 30, 2009 is due to decreases in interest income due to declines in short-term interest rates. For the six months ended April 30, 2009, expenses decreased due to lower management fees charged to the Company as a result of lower net assets.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Six and Three months ended April 30, 2009 as Compared to the Similar Periods in 2008 (continued)

Investment Income and Expenses (continued)

For the three months ended April 30, 2009, the Company had investment income of $2,131 and net operating expenses of $316,741 resulting in a net investment loss of ($314,610). In comparison, for the similar period ended April 30, 2008, the Company had investment income of $75,495 and net operating expenses of $317,672 resulting in a net investment loss of ($242,177). The decrease in net investment income for the three months ended April 30, 2009 was a result of a decrease in short-term interest income. The decrease in operating expenses was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period.

For the six months ended April 30, 2009 and 2008, the Investment Adviser earned $184,855 and $337,795 in management fees, respectively. For the three months ended April 30, 2009 and 2008, the Investment Adviser earned $87,893 and $148,922 in management fees, respectively. Management fees recorded during the periods ended April 30, 2009 and April 30, 2008 are at an annual rate of 1.00% of net assets. The decrease in management fees coincides with the overall decreases in net asset over the comparable periods.

Net Assets

The Company’s net assets were $35,957,952, or a net asset value per unit of $121.80, at April 30, 2009. This represents a decrease of ($4,321,056) or ($14.64) per unit, from net assets of $40,279,008, or $136.44 per unit, at October 31, 2008. The net decrease resulted principally from a net decrease in net assets from operations of ($2,845,006), or ($9.64) per unit, and distributions to Members of ($1,476,050), or ($5.00) per unit.

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

At April 30, 2009, the Company held $7,530,089 in cash and cash equivalents and $984,128 in short-term investments, as compared to $10,693,165 in cash and cash equivalents and $984,128 in short-term investments, respectively, at October 31, 2008. The overall decrease in cash was primarily due to cash used for follow-on investments and a distribution to Members. At April 30, 2009, the Company did not invest in any short-term notes. The Company during this period funded capital commitments to its Private Investment Funds in the amount of $917,374 for the six months ended April 30, 2009. In connection with the Company’s total commitments to Private Investment Funds in the amount of $25,700,000 since inception, the Company, through April 30, 2009, has contributed $23,219,201 or 90.35% of the total capital committed to nine Private Investment Funds. During the six months ended April 30, 2009, the Company also participated in follow-on financing rounds for several of its private companies totaling $1,137,813.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Application of Critical Accounting Policies

Under the supervision of the Valuation and Audit Committees of the Company’s Board of Managers, consisting of the Managers, who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Managers”), of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 77.27% of the Company’s net assets. For the private investments held at April 30, 2009, changes to these estimates and realizations resulted in a $1.03 million decrease in net asset value from October 31, 2008.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations For the Six and Three months ended April 30, 2009 as Compared to the Similar Periods in 2008 (continued)

Application of Critical Accounting Policies (continued)

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis and in conformity with U.S. generally accepted accounting principles. Accordingly, the fair value measurement is determined based on the estimated price a seller would receive in an orderly transaction at the measurement date. For venture capital companies there is a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost as a proxy for the exit price absent any public market quote and until developments provide a sufficient basis for use of a valuation method other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private market” or the “last round of financing” as a method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. Other valuation methods that may use factors affecting the investee company such as earnings, net worth, reliable private sale prices of the investee company’s securities, the market prices for similar securities of comparable companies, an assessment of the investee company’s future prospects or, if appropriate, liquidation values also may provide a basis for a change in valuation. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser (as defined below) or a committee of the Board under the supervision of the Board of Managers and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The Company’s investments are reported at fair value in accordance with FAS 157, which is defined below. The Board and Valuation Committee have approved procedures pursuant to which the Company values its investments in Private Investment Funds, subject to the review and supervision of the Board and the Valuation Committee. In accordance with these procedures, fair value of investments in the Private Investment Funds takes into consideration information reasonably available at the time the valuation is made and other factors that the Board and the Valuation Committee deems pertinent. Generally, the Board and the Valuation Committee will use valuations reported to the Company by the managers of these Private Investment Funds as an input, and the Company, Board or Vthe aluation Committee may reasonably determine that additional factors should be considered that were not reflected. The value of the Company’s investments determined using the Company’s procedures may differ from the value reported by the manager of the Private Investment Funds. Because of the inherent uncertainty of valuations, however, estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in Private Companies and Private Investment Funds. As of April 30, 2009, 77.27% of the Company’s net assets are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. The Company’s investments are subject to various risk factors including market, credit, industry and currency risk. Equity Price Risk represents the potential loss in value of financial instruments caused by movements in market variables, such as interest and foreign exchange rates and equity prices. The Company may have a concentration of investments, as permitted by the private placement offering memorandum, in a particular industry or sector. Investment performance of the sector may have a significant impact on the performance of the Company. The Company’s investments are also subject to the risk associated with investing in private equity securities. The investments in private equity securities are illiquid, can be subject to various restrictions on resale, and there can be no assurance that the Company will be able to realize the value of such investments in a timely manner.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of April 30, 2009 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

EXCELSIOR VENTURE PARTNERS III, LLC

Date: June 15, 2009	By:	/s/ James D. Bowden
James D. Bowden
President and Chief Executive Officer

Date: June 15, 2009	By:	/s/ Steven L. Suss
Steven L. Suss
Treasurer and Chief Financial Officer