Form 10-Q
period 2009-07-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2009-09-14
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2009

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2009 (Unaudited)

Principal Amount/ Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ****
	Private Companies ***
	Common Stock #
	Optical @
10,615,593	OpVista, Inc.	06/06-10/08	$15,393,312	$—	0.00%

			15,393,312	—	0.00%

	Medical Technology
7,882	Recorders and Medicare Systems (P) Ltd. *	12/08	382,623	—	0.00%

			382,623	—	0.00%

	Total Common Stock - Private Companies		15,775,935	—	0.00%

	Preferred Stocks #
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior **	05/08	5,681,135	—	0.00%

			5,681,135	—	0.00%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02-11/03	1,999,999	1,999,999	5.72%
700,000	Archemix Corporation, Series B	03/04-12/05	700,000	700,000	2.00%

			2,699,999	2,699,999	7.72%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01-05/04	6,650,000	6,650,000	19.01%
1,697,957	Ethertronics, Inc. Series C	05/05-04/07	2,546,936	2,546,936	7.28%
758,542	Ethertronics, Inc. Series D	3/09	1,137,813	1,137,813	3.25%

			10,334,749	10,334,749	29.54%

	Total Preferred Stocks - Private Companies		18,715,883	13,034,748	37.26%

	Warrants #, @
	Wireless
271,248	Ethertronics, Inc. Series C (expiration date 03/10)	05/05-04/07	—	—	0.00%

	Optical
675,313	OpVista, Inc., Series CC (expire 10/12 exercisable at $0.20 per share)	10/07	675	—	0.00%

	Total Warrants		675	—	0.00%

	Total - Private Companies		$34,492,493	$13,034,748	37.26%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments July 31, 2009 (Unaudited)

Percent Owned &		Acquisition Date ##	Commitment	Cost	Fair Value (Note 1)	% of Net Assets ****
	Private Investment Funds ***, #
	Early-Stage Information Technology
0.98%	Sevin Rosen Fund IX, L.P.	10/04-07/09	$3,000,000	$1,911,609	$1,743,465	4.98%
2.36%	Tallwood II, L.P.	12/02-05/08	3,000,000	2,890,443	1,178,215	3.37%
1.70%	Valhalla Partners, L.P.	10/03-07/09	3,000,000	1,764,359	1,693,694	4.84%

			9,000,000	6,566,411	4,615,374	13.19%

	Early-Stage Life Sciences and Technology
1.55%	Burrill Life Sciences Capital Fund, L.P.	12/02-06/09	3,000,000	2,382,122	1,547,656	4.42%
1.35%	CHL Medical Partners II, L.P.	01/02-05/09	2,000,000	1,641,817	1,377,107	3.94%
1.03%	CMEA Ventures VI, L.P. (Note 8)	12/03-03/09	3,000,000	2,493,017	2,248,357	6.43%

			8,000,000	6,516,956	5,173,120	14.79%

	Multi-Stage Life Sciences, Communications and Health Care
0.38%	Advanced Technology Ventures VII, L.P. (Note 8)	08/01-12/08	2,700,000	1,920,404	1,962,533	5.61%
0.37%	Morgenthaler Partners VII, L.P.	07/01-10/07	3,000,000	1,883,167	1,275,356	3.65%
0.57%	Prospect Venture Partners II, L.P.	06/01-04/09	3,000,000	1,070,073	1,274,563	3.64%

			8,700,000	4,873,644	4,512,452	12.90%

	Total Private Investment Funds		25,700,000	17,957,011	14,300,946	40.88%

Shares
	Investment Company
984,128	Dreyfus Government Cash Management Fund Institutional Shares			984,128	984,128	2.81%

	Total Investments		$25,700,000	$53,433,632	28,319,822	80.95%

	Other Assets & Liabilities (Net)				6,664,222	19.05%

	Net Assets				$34,984,044	100.00%

*	Tensys Medical, Inc. merged with Recorders and Medicare Systems (P) Ltd. on December 19, 2008. Recorders and Medicare Systems (P) Ltd. is based in India.

**	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,239,912 shares held by the Company and 302,851 shares held in escrow for the benefit of the Company.

***	Restricted as to public resale and illiquid securities or investments. Total cost of restricted and illiquid securities or investments at July 31, 2009 was $52,449,504. Total fair value of restricted and illiquid securities or investments owned at July 31, 2009 was $27,335,694 or 78.14% of net assets.

****	Calculated as fair value divided by the Company’s Net Assets.

@	At July 31, 2009, the Company owned 5% or more of the Private Company’s outstanding shares thereby making the Private Company an affiliate as defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”). Total fair value of affiliated securities owned at July 31, 2009 (including investments in controlled affiliates) was $10,334,749 or 29.54% of net assets.

#	Non-income producing securities.

##	Disclosure is for restricted securities only.

&	Represents capital balance of the Company’s investment as a percentage of Private Investment Fund’s total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2008

Principal Amount/ Shares		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	Private Companies **
	Common Stock #
	Optical @
10,615,593	OpVista, Inc.	06/06-10/08	$15,393,312	$—	0.00%

	Total Common Stock - Private Companies		15,393,312	—	0.00%

	Preferred Stocks #
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior *	05/08	5,681,135	—	0.00%

			5,681,135	—	0.00%

	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02-11/03	1,999,999	1,629,629	4.05%
700,000	Archemix Corporation, Series B	03/04-12/05	700,000	570,371	1.42%

			2,699,999	2,200,000	5.47%

	Medical Technology @
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	—	0.00%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	—	0.00%
318,845	Tensys Medical, Inc., Series E	07/06-12/07	382,623	—	0.00%

			6,807,623	—	0.00%

	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01-05/04	6,650,000	6,650,000	16.51%
1,697,957	Ethertronics, Inc. Series C	05/05-04/07	2,546,937	2,546,937	6.32%

			9,196,937	9,196,937	22.83%

	Total Preferred Stocks - Private Companies		24,385,694	11,396,937	28.30%

	Warrants #, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05-07/06	—	—	0.00%

	Optical
675,313	OpVista, Inc., Series CC (expiration date 10/12)	10/07	675	—	0.00%

	Total Warrants		675	—	0.00%

	Total - Private Companies		$39,779,681	$11,396,937	28.30%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Portfolio of Investments October 31, 2008

Percent Owned &		Acquisition Date ##	Cost	Fair Value (Note 1)	% of Net Assets ***
	Private Investment Funds **, #
0.37%	Advanced Technology Ventures VII, L.P.	08/01-07/08	$1,852,904	$1,995,953	4.96%
1.55%	Burrill Life Sciences Capital Fund	12/02-05/08	2,077,902	1,648,795	4.09%
1.34%	CHL Medical Partners II, L.P.	01/02-03/08	1,571,857	1,471,494	3.65%
1.02%	CMEA Ventures VI, L.P.	12/03-06/08	2,193,017	2,816,599	6.99%
0.34%	Morgenthaler Partners VII, L.P.	07/01-10/07	1,883,167	1,770,123	4.39%
0.57%	Prospect Venture Partners II, L.P.	06/01-03/08	1,408,668	1,575,441	3.91%
0.97%	Sevin Rosen Fund IX, L.P.	10/04-07/08	1,626,609	1,706,890	4.24%
2.36%	Tallwood II, L.P.	12/02-05/08	2,890,443	2,020,019	5.02%
1.64%	Valhalla Partners, L.P.	10/03-07/08	2,074,224	2,412,053	5.99%

	Total Private Investment Funds		17,578,791	17,417,367	43.24%

Shares
	Investment Company
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	2.44%

	Total Investments		$58,342,600	29,798,432	73.98%

	Other Assets & Liabilities (Net)			10,480,576	26.02%

	Net Assets			$40,279,008	100.00%

*	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,088,487 shares held by the Company and 454,276 shares held in escrow for the benefit of the Company.

**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2008 was $57,358,472. Total fair value of restricted and illiquid securities owned at October 31, 2008 was $28,814,304 or 71.54% of net assets.

***	Calculated as fair value divided by the Company’s Net Assets.

@	At October 31, 2008, the Company owned 5% or more of the Private Company’s outstanding shares thereby making the Private Company an affiliate as defined by the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Total fair value of affiliated securities owned at October 31, 2008 (including investments in controlled affiliates) was $9,196,937 or 22.83% of Net Assets.

#	Non-income producing securities.

##	Disclosure is for restricted securities only.

&	Represents fair value of the Company’s investment as a percentage of Private Investment Fund’s total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Assets and Liabilities (Unaudited)

	July 31, 2009	October 31, 2008
Assets:
Unaffiliated Issuers at fair value (Cost $27,704,896 and $21,262,919, respectively)	$17,985,073	$20,601,495
Non-Controlled Affiliated Issuers at fair value (Cost $25,728,736 and $37,079,681, respectively)	10,334,749	9,196,937

Investments, at fair value (Cost $53,433,632 and $58,342,600, respectively) (Note 2)	28,319,822	29,798,432

Cash and cash equivalents (Note 2)	7,045,236	10,693,165
Restricted cash (Note 2)	2,341	131,617
Interest and dividends receivable	429	9,681
Prepaid insurance	8,301	470

Total Assets	35,376,129	40,633,365

Liabilities:
Management fees payable (Note 3)	88,402	101,503
Audit fees payable	83,500	56,750
Legal fees payable	77,998	103,142
Tax preparation fees payable	89,444	32,365
Board of Managers’ fees payable (Note 3)	12,500	19,500
Administration fees payable (Note 3)	28,750	19,167
Custody fees payable (Note 3)	3,302	4,233
Other payables	8,189	17,697

Total Liabilities	392,085	354,357

Net Assets	$34,984,044	$40,279,008

Net Assets consist of :
Members’ Contributions *	$146,136,782	$146,136,782
Members’ Distributions	(42,212,132)	(40,736,082)
Inception-to-date realized (loss) and net investment (loss)	(43,826,797)	(36,577,523)
Accumulated unrealized (depreciation) on investments	(25,113,809)	(28,544,169)

Total Net Assets	$34,984,044	$40,279,008

Units of Membership Interest Outstanding (Unlimited number of no par value units authorized)	295,210	295,210

Net Asset Value Per Unit	$118.50	$136.44

*	Members’ Contributions consist of contributions from Members net of offering costs charged to Members.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Nine Months Ended July 31,
	2009	2008
Investment Income:
Interest income from unaffiliated investments (1)	$7,673	$218,090
Interest income from affiliated investments (Note 6)	—	9,518
Dividend income from unaffiliated investments	3,649	23,321

Total investment income	11,322	250,929

Expenses:
Management Investment Adviser fees (Note 3)	273,257	495,945
Legal fees	173,835	173,854
Audit fees	100,500	106,515
Administration fees (Note 3)	86,250	86,250
Board of Managers’ fees (Note 3)	69,000	67,500
Tax preparation fees	64,354	31,033
Custodian fees (Note 3)	16,899	21,034
Other expenses	31,403	49,390

Total expenses	815,498	1,031,521

Net investment (loss)	(804,176)	(780,592)

Net Realized and Unrealized Gain/(Loss) on Investments: (Note 2)
Net realized (loss) on affiliated investments	(6,445,098)	(5,143,365)
Net realized gain on unaffiliated investments	—	15,884,672
Net realized gain from payments by affiliates (Note 3)	—	268,999
Net decrease/(increase) in unrealized depreciation on investments	3,430,360	(15,666,832)

Net realized and unrealized (loss) on investments	(3,014,738)	(4,656,526)

Net (decrease) in net assets resulting from operations	$(3,818,914)	$(5,437,118)

Average units outstanding	295,210	295,210

Net (decrease) in net assets resulting from operations per unit	$(12.94)	$(18.42)

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Operations (Unaudited)

	Three Months Ended July 31,
	2009	2008
Investment Income:
Interest income from unaffiliated investments (1)	$929	$34,577
Dividend income from unaffiliated investments	506	5,490

Total investment income	1,435	40,067

Expenses:
Management Investment Adviser fees (Note 3)	88,402	158,150
Legal fees	77,930	91,864
Audit fees	37,750	34,750
Administration fees (Note 3)	28,750	28,750
Board of Managers’ fees (Note 3)	23,000	21,500
Custodian fees (Note 3)	5,015	6,401
Other expenses	7,536	26,471

Total expenses	268,383	367,886

Net investment (loss)	(266,948)	(327,819)

Net Realized and Unrealized Gain/(Loss) on Investments: (Note 2)
Net realized (loss) on affiliated investments	—	(117,008)
Net realized gain on unaffiliated investments	—	13,521,982
Net realized gain from payments by affiliates (Note 3)	—	268,999
Net (increase) in unrealized depreciation on investments	(706,960)	(10,673,963)

Net realized and unrealized (loss)/gain on investments	(706,960)	3,000,010

Net (decrease)/increase in net assets resulting from operations	$(973,908)	$2,672,191

Average units outstanding	295,210	295,210

Net (decrease)/increase in net assets resulting from operations per unit	$(3.30)	$9.05

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Changes in Net Assets (Unaudited)

	Nine Months Ended July 31,
	2009	2008
Operations:
Net investment (loss)	$(804,176)	$(780,592)
Net realized (loss)/gain on investments	(6,445,098)	11,010,306
Net decrease/(increase) in unrealized depreciation on investments	3,430,360	(15,666,832)

Net (decrease) in net assets resulting from operations	(3,818,914)	(5,437,118)

Distributions to Members:
Distributions to Members	(1,476,050)	(3,985,335)

Total Distributions	(1,476,050)	(3,985,335)

Net (decrease) in Net Assets	(5,294,964)	(9,422,453)
Net Assets:
Beginning of period	40,279,008	72,342,199

End of period	$34,984,044	$62,919,746

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Statements of Cash Flows (Unaudited)

	Nine Months Ended July 31,
	2009	2008
Cash Flows from Operating Activities:
Net (decrease) in net assets resulting from operations	$(3,818,914)	$(5,437,118)
Adjustments to reconcile net (decrease) in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net (decrease)/increase in unrealized depreciation on investments	(3,430,360)	15,666,832
Purchase of investments	(2,311,387)	(3,037,411)
Proceeds received from the sale of investments and distributions received from Private Investment Funds	775,259	20,606,720
(Increase) in receivables from sale of investments	—	(1,663,646)
Net realized loss/(gain) on investments	6,445,098	(11,010,306)
Proceeds from short-term investments maturing, net	—	10,383,731
Decrease/(increase) in restricted cash	129,276	(314,386)
Decrease/(increase) in interest and dividends receivable	9,252	(9,676)
(Increase) in prepaid insurance	(7,831)	(7,046)
Increase in tax preparation fees payable	57,079	11,900
(Decrease) in legal fees payable	(25,144)	(5,916)
(Decrease) in Board of Managers’ fees payable	(7,000)	(8,500)
(Decrease) in management fees payable	(13,101)	(24,652)
Increase in audit fees payable	26,750	11,955
(Decrease) in custody fees payable	(931)	(8,060)
(Decrease) in deferred income	—	(55,532)
Increase/(decrease) in administration fees payable	9,583	(9,583)
(Decrease)/increase in other payables	(9,508)	611

Net cash (used in)/provided by operating activities	(2,171,879)	25,089,917

Cash Flows for Financing Activities
Cash distributions to Members	(1,476,050)	(3,985,335)

Net cash (used in) financing activities	(1,476,050)	(3,985,335)

Net (decrease)/increase in cash	(3,647,929)	21,104,582

Cash and cash equivalents at beginning of period	10,693,165	26,240

Cash and cash equivalents at end of period	$7,045,236	$21,130,822

Supplemental Information
Non-cash distributions received from Private Investment Funds	$—	$563,864

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC

Financial Highlights (Unaudited)

	Nine Months Ended July 31, 2009	For the years then ended October 31,
		2008	2007	2006	2005
Per Unit Operating Performance: (1)
Net Asset Value, Beginning of Period	$136.44	$245.05	$255.96	$316.21	$393.21
Income from Investment Operations:
Net investment (loss)	(2.72)	(3.35)	(2.08)	(2.16)	(4.44)
Net realized and unrealized (loss)/gain on investments	(10.22)	(33.76)	19.17	(58.09)	(35.72)

Net (decrease)/increase in net assets resulting from operations	(12.94)	(37.11)	17.09	(60.25)	(40.16)

Total Distributions to Members	(5.00)	(71.50)	(28.00)	—	(36.84)

Net Asset Value, End of Period	$118.50	$136.44	$245.05	$255.96	$316.21

Total Net Asset Value Return (2), (5)	(9.58)%	(15.41)%	7.84%	(19.05)%	(11.24)%
Ratios and Supplemental Data (3)
Net Assets, End of Period (000’s)	$34,984	$40,279	$72,342	$75,562	$93,349
Ratios to Average Net Assets: (4)
Gross expenses	2.88%	2.11%	1.91%	2.18%	2.45%
Net expenses	2.88%	2.11%	1.91%	2.18%	2.45%
Net investment (loss)	(2.84)%	(1.49)%	(0.88)%	(0.74)%	(1.23)%
Portfolio Turnover Rate (5), (6)	2.80%	7.91%	12.37%	4.00%	24.00%

(1)	Selected data for a unit of membership interest outstanding throughout each period.

(2)	Total investment value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period and assumes dividends and distributions, if any, were reinvested at the net asset value as of the first fiscal quarter-end subsequent to the date of the dividend or distribution. The Company’s units were issued in a private placement and are not traded. Therefore, the market value of total investment return is not presented. For the period ended October 31, 2008, the impact on the Company’s total net asset value return of a voluntary reimbursement by BACA (as defined) for the matter discussed in Note 3 is 0.39%. Excluding this item, total net asset value return would have been (15.80)% for the period ended October 31, 2008.

(3)	Income and expense ratios do not reflect the Company’s proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds. The Private Investment Funds expense ratios have been obtained from their audited financial statements for the period ended December 31, 2008, but are unaudited information in these financial statements. The range for these ratios is given below:

Private Investment Funds’ Ratios	Ratio Range
Expense excluding incentive carried interest	1.99% - 4.10%
Incentive Carried interest	(3.80)% - 0.04%
Expenses plus incentive carried interest	0.30% - 3.85%

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

July 31, 2009

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

Note 2 — Significant Accounting Policies

A. Basis of Presentation and Use of Estimates:

The following is a summary of the Company’s significant accounting policies. Such policies are in conformity with U.S. generally accepted accounting principles (“GAAP”) for investment companies and are consistently followed in the preparation of the financial statements. GAAP require management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates.

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

Note 2 — Significant Accounting Policies (continued)

D. Investment Valuation (continued):

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis and in conformity with GAAP. Accordingly, the fair value measurement is determined based on the estimated price a seller would receive in an orderly transaction at the measurement date. For venture capital companies there are a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost as a proxy for the exit price absent any public market quote and until developments provide a sufficient basis for use of a valuation method other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private market” or the last round of financing as a method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. Other valuation methods that may use factors affecting the investee company such as earnings, net worth, reliable private sale prices of the investee company’s securities, the market prices for similar securities of comparable companies, an assessment of the investee company’s future prospects or, if appropriate, liquidation values also may provide a basis for a change in valuation. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser (as defined below) or the Valuation Committee under the supervision of the Board of Managers and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The Company’s investments are reported at fair value in accordance with FAS 157, which is defined below. The Board and Valuation Committee have approved procedures pursuant to which the Company values its investments in Private Investment Funds, subject to the review and supervision of the Board and Valuation Committee. In accordance with these procedures, fair value of investments in the Private Investment Funds takes into consideration information reasonably available at the time the valuation is made and other factors that the Board and Valuation Committee deems pertinent. Generally, the Board and Valuation Committee will use valuations reported to the Company by the managers of these Private Investment Funds as an input, and the Company, Board or Valuation Committee may reasonably determine that additional factors should be considered that were not reflected. The value of the Company’s investments determined using the Company’s procedures may differ from the value reported by the manager of the Private Investment Funds. Because of the inherent uncertainty of valuations, however, estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

At July 31, 2009 and October 31, 2008, market quotations were not readily available for the Company’s portfolio of securities valued at $27,335,694 or 78.14% of net assets and $28,814,304 or 71.54% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

SFAS No. 157 “Fair Value Measurements” (“FAS 157”) establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under FAS 157 are as follows:

•	Level 1 Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;

•	Level 2 Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;

•	Level 3 Inputs that are unobservable.

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

Note 2 — Significant Accounting Policies (continued)

D. Investment Valuation (continued):

An individual Private Investment Fund’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company, Board and Valuation Committee. The Company, Board and Valuation Committee considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, provided by multiple, independent sources that are actively involved in the relevant market. The categorization of the Private Investment Fund within the hierarchy is based upon the pricing transparency of that Private Investment Fund and does not necessarily correspond to the Company’s perceived risk of that Private Investment Fund.

Substantially all of the Company’s investments in the Private Investment Funds have been classified within level 3, and the Company generally does not hold any investments that could be classified as level 1 or level 2, as observable prices are typically not available. The Private Investment Funds generally do not provide redemption options for investors and, subsequent to final closing, do not permit subscriptions by new or existing investors. Accordingly, the Company generally holds interests in such Private Investment Funds for which there is no active market. These interests, in the absence of a recent and relevant secondary market transaction, are generally classified as level 3. Assumptions used by the Company, Board or Valuation Committee due to the lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s results of operations.

The following table presents the investments carried on the Statement of Net Assets by level within the valuation hierarchy as of July 31, 2009.

	Level 1	Level 2	Level 3	Total
Assets:
Investments in Private Companies	$—	$—	$13,034,748	$13,034,748
Investments in Private Investment Funds	—	—	14,300,946	14,300,946
Investment in Investment Company	984,128	—	—	984,128

Totals	$984,128	$—	$27,335,694	$28,319,822

The following is a reconciliation of the investments in securities within Level 3 used in determining value:

Level 3
Balances as of October 31, 2008	$28,814,304
Net realized (loss) on investments	(6,445,098)
Net decrease in unrealized depreciation on investments	3,430,360
Net purchases/(sales proceeds)	1,536,128
Net transfers in and out of Level 3*	—

Balances as of July 31, 2009	$27,335,694

*	Transfers in and out of Level 3 are valued at the beginning of the period value.

Refer to the Company’s Portfolio of Investments for additional information on the Company’s investments in Private Companies and Private Investment Funds.

The unrealized gains/(losses) in the table above are reflected in the accompanying Statement of Operations. Net unrealized gains/(losses) relate to investments held by the Company at July 31, 2009.

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

E. Security transactions and investment income (continued):

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

F. Expenses:

The Company records expenses on an accrual basis. Such accruals require management to make estimates and assumptions that affect the reported amounts, which is consistent with GAAP.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of July 31, 2009, the Company has not received information to determine the tax cost of the Private Investment Funds. At December 31, 2008 and December 31, 2007, the Private Investment Funds had a cost basis for tax purposes of $14,677,567 and $13,695,895, respectively. After adjusting the tax cost for purchases and sales for the period between December 31, 2008 and July 31, 2009, the adjusted cost for tax purposes is $15,535,857. This results in net unrealized depreciation for tax purposes on the Private Investment Funds of $1,234,911. The cost basis for federal tax purposes of the Company’s other investments is $37,476,622, and those investments had net depreciation on a tax basis at July 31, 2009 of $24,441,874. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2008, was $42,763,809, and those investments had net depreciation on a tax basis at October 31, 2008 of $31,366,872.

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

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Bank of America Capital Advisors LLC (“BACA” or the “Investment Adviser”), which has its principal offices at 100 Federal Street, Boston, MA 02110, serves as the investment adviser to the Company. BACA is a Delaware limited liability company which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Adviser is an indirect wholly-owned subsidiary of, and controlled by, Bank of America Corporation (“Bank of America”), a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, NC 28255.

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

On February 22, 2008, U.S. Trust merged into Bank of America, N.A. (“BANA”), an indirect wholly-owned subsidiary of Bank of America.

As of July 31, 2009 and October 31, 2008, $88,402 and $101,503, respectively, were payable to BACA.

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

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Direct Investments, over the sum of (i) cumulative realized capital losses on investments of any type (ii) cumulative gross unrealized capital depreciation on investments of any type and (iii) cumulative net expenses. Direct Investments means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of July 31, 2009 and October 31, 2008, there was no Incentive Carried Interest earned by BACA.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions (continued)

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PNC Global Investment Servicing, Inc. (“PNCGIS”) (formerly PFPC, Inc.), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In addition, PFPC Trust Company serves as the Company’s custodian. In consideration for its services, the Company (i) pays PNCGIS a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $30,000, (ii) pays annual fees of approximately $37,000 for taxation services and (iii) reimburses PNCGIS for out-of-pocket expenses.

Each member of the Board of Managers receives $10,000 as an annual retainer, and the Chairman of the Board receives an additional $1,000 annual retainer. Also, each member of the Board receives $2,000 per quarterly meeting attended. In addition, each Board member receives $500 per quarterly telephonic meeting and $500 for any other telephonic special meeting. For each audit committee meeting attended, Board members receive $1,500, while the Chairman of the Audit Committee receives an additional $1,000 retainer. Each member of the Board is reimbursed for expenses incurred for attending meetings. No person who is an officer, manager or employee of Bank of America, or its subsidiaries, who serves as an officer, manager or employee of the Company, receives any compensation from the Company.

As of July 31, 2009, and October 31, 2008, Excelsior Venture Investors III, LLC had an investment in the Company of $22,209,020 and $25,570,437, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Affiliates of the Investment Adviser may have banking, underwriting, lending, brokerage, or other business relationships with Private Investment Funds or direct investments in which the Company invests and with companies in which the Private Investment Funds invest.

Note 4 — Purchases and Sales of Securities

Excluding short-term investments, the Company’s purchases and proceeds received from the sale of investments and distributions received from Private Investment Funds for the nine months ended July 31, 2009 and July 31, 2008 were as follows:

Nine Months Ended July 31,	Purchases ($)	Proceeds ($)
2009	2,311,387	775,259
2008	3,037,411	20,606,720

Note 5 — Commitments

As of July 31, 2009, the Company had unfunded investment commitments to Private Investment Funds totaling $2,224,599. The Company had total commitments from its investors of $147.6 million, none of which remains uncalled.

Private Investment Funds	Unfunded Commitment
Advanced Technology Ventures VII, L.P.	$121,500
Burrill Life Sciences Capital Fund, L.P.	422,376
CHL Medical Partners II, L.P.	—
CMEA Ventures VI, L.P.	450,000
Morgenthaler Partners VII, L.P.	150,000
Prospect Venture Partners II, L.P.	345,000
Sevin Rosen Fund IX, L.P.	465,000
Tallwood II, L.P.	—
Valhalla Partners, L.P.	270,723

Total	$2,224,599

Note 6 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the nine months ended July 31, 2009 and for the year ended October 31, 2008. Transactions with companies, which are or were affiliates, were as follows:

				For the Nine Months Ended July 31, 2009 (Unaudited)
Name of Investment	Shares/Principal Amount Held at October 31, 2008	October 31, 2008 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/ (Loss)	Shares/Principal Amount Held at July 31, 2009	July 31, 2009 Fair Value (Note 1)
Controlled Affiliates
Cydelity Inc., Series A-2 Preferred *	—	$—	$—	$—	$—	$(20,098)	—	$—

Total Controlled Affiliates	—	$—	$—	$—	$—	$(20,098)	—	$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,248	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,936
Ethertronics, Inc., Series D Preferred	—	—	1,137,813	—	—	—	758,542	1,137,813
OpVista, Inc., Common Stock	10,615,593	—	—	—	—	—	10,615,593	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	—
Tensys Medical, Inc., Series C Preferred	4,166,667	—	—	—	—	(5,000,000)	—	—
Tensys Medical, Inc., Series D Preferred	1,187,500	—	—	—	—	(1,425,000)	—	—
Tensys Medical, Inc., Series E Preferred	318,845	—	—	(382,623)	—	—	—	—

Total Non-Controlled Affiliates		$9,196,937	$1,137,813	$(382,623)	$—	$(6,425,000)		$10,334,749

Total Non-Controlled and Controlled Affiliates		$9,196,937	$1,137,813	$(382,623)	$—	$(6,445,098)		$10,334,749

*	Investment was liquidated in a prior year but had an adjustment to an escrow release.

Note 6 — Transactions with Affiliated Companies (continued)

				For the Year Ended October 31, 2008
Name of Investment	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value	Purchases/ Conversion Acquisition	Sales Proceeds/ Conversion	Interest Received	Realized Gain/ (Loss)	Shares/Principal Amount Held at October 31, 2008	October 31, 2008 Fair Value (Note 1)
Controlled Affiliates
Pilot Software Inc., Escrow	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—

Total Controlled Affiliates	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,937
LogicLibrary, Inc., Series A Preferred	8,751,782	4,001,492	(4,087,685)	—	1,758	—	—	—
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	(1,408,450)	—	—	—	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	(1,054,960)	—	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	(4,000,000)	—	—
NanoOpto Corp., Bridge Note	237,321	160,000	—	93,384	—	(143,937)	—	—
OpVista, Inc., Series AA Preferred	5,683,906	6,236,892	(6,236,892)	—	—	—	—	—
OpVista, Inc., Common Stock	1,079,541	1,184,567	7,411,767	—	—	—	10,615,593	—
OpVista, Inc., Series BB Convertible Preferred	433,400	491,800	(491,800)	—	—	—	—	—
OpVista, Inc., Bridge Note	675,989	1,351,978	(683,075)	—	7,760	—	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Escrow	—	—	—	217,763	—	(39,084)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	534,026	—	—	—	—	4,166,667	—
Tensys Medical, Inc., Series D Preferred	1,187,500	152,197	—	—	—	—	1,187,500	—
Tensys Medical, Inc., Series E Preferred	96,629	347,865	266,669	—	3,792	—	318,845	—

Total Non-Controlled Affiliates		$25,066,204	$(5,229,466)	$311,147	$13,310	$(5,237,981)		$9,196,937

Total Non-Controlled and Controlled Affiliates		$25,066,204	$(5,229,466)	$2,390,948	$89,433	$(5,390,478)		$9,196,937

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

Note 8 — Disclosure regarding Private Investment Funds over 5% of Net Assets

Advanced Technology Ventures VII, L.P. represents 5.61% of the Company’s Net Assets at July 31, 2009. The investment objective of Advanced Technology Ventures VII, L.P. is to invest in multistage information technology, communications and life sciences companies in order to achieve capital appreciation. Advanced Technology Ventures VII, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of Advanced Technology Ventures VII, L.P. may approve transfers at its sole discretion.

CMEA Ventures VI, L.P. represents 6.43% of the Company’s Net Assets at July 31, 2009. The investment objective of CMEA Ventures VI, L.P. is to invest in and assist new and emerging growth-oriented business that are involved in the areas of life science technology, human healthcare and high technology companies in order to achieve net rates of return on invested capital in the top quartile of venture capital funds of the same vintage year. CMEA Ventures VI, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of CMEA Ventures VI, L.P. may approve transfers at its sole discretion.

Note 9 — New Accounting Pronouncements

On May 28, 2009, the FASB issued FAS 165, “Subsequent Events”. FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although containing new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is addressed in Note 10 of these financial statements. The Company has adopted FAS 165 as of July 31, 2009 and has determined that it does not have a material impact on its financial statements.

On April 9, 2009, the FASB issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased Identifying Transactions that are not Orderly”. FSP 157-4 introduces some new required disclosures with respect to a) inputs and valuation techniques and b) definition of “major category” (a term appearing in FAS 157) for securities. Refer to the Company’s Portfolio of Investments for additional information on the Company’s investments in Private Companies and Private Investment Funds. The Company has adopted FSP 157-4 as of July 31, 2009 and has determined that it does not have a material impact on its financial statements.

Note 10 — Subsequent Events

With regard to the Company’s financial statements, subsequent to July 31, 2009 and through September 14, 2009 (date financial statements were issued), there have been no recognized subsequent events (subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet) nor have there been any nonrecognized subsequent events (subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the Nine and Three months ended July 31, 2009 as Compared to the Similar Periods in 2008

Realized and Unrealized Gains and (Losses) from Portfolio Investments

For the nine months ended July 31, 2009 and 2008, the Company had a net realized (loss)/gain on security transactions of ($6,445,098) and $11,010,306, respectively. The realized loss of ($6,445,098) for the nine months ended July 31, 2009 is comprised of losses from the Company’s write off of Tensys Medical, Inc., a Private Company of ($6,425,000), and the realized loss of ($20,098) on Cydelity, Inc., a Private Company investment. The Tensys Medical, Inc. write off is a result of the merger with Recorders and Medicare Systems (P) Ltd., due to which Series C and D preferred stock were not ascribed any value. The realized gain of $11,010,306 for the nine months ended July 31, 2008 is comprised of gains from the Company’s partial sale of Genoptix, Inc. and the Company’s sale of Pilot Software Inc., which resulted in a realized gain of $16,361,537 and $75,463, respectively. This gain was partially offset by the realized losses from the Company’s write off of Midas Vision Systems, Inc. and NanoOpto Corporation, which resulted in a realized loss of ($5,054,960) and ($143,937), respectively. All other remaining direct investments and Private Investment Funds resulted in a net realized loss of ($227,797).

For the nine months ended July 31, 2009 and 2008, the Company had a net decrease/(increase) in unrealized depreciation on investments of $3,430,360 and ($15,666,832), respectively. The net decrease in unrealized depreciation for the nine months ended July 31, 2009 was principally the combination of the reversal of unrealized depreciation due to sale of Tensys Medical, Inc., a Private Company in the amount of $6,425,000, and the unrealized appreciation on Archemix Corporation, a Private Company investment, in the amount of $499,999. This unrealized appreciation was partially offset by the combination of (i) the unrealized depreciation on CMEA Ventures VI, L.P. in the amount of ($868,242); (ii) the unrealized depreciation on Tallwood II, L.P. of ($841,804); (iii) the unrealized depreciation on Morgenthaler Partners VII, L.P. of ($494,767); (iv) the unrealized depreciation of ($408,493) on Valhalla Partners, L.P.; (v) the unrealized depreciation on Burrill Life Sciences Capital Fund, L.P. in the amount of ($405,358); and (vi) the unrealized depreciation on Sevin Rosen Fund IX, L.P. in the amount of ($248,425). The remaining Private Investment Funds resulted in a net unrealized depreciation of ($227,550). The net change in unrealized depreciation of ($15,666,832) for the nine months ended July 31, 2008 was principally the combination of (i) the unrealized loss on OpVista, Inc. of ($7,650,806); (ii) an unrealized loss on SOA Software, Inc. in the amount of ($5,681,135); (iii) reversal of unrealized gains due to the sale of Genoptix, Inc. of ($6,645,429); and (iv) an unrealized loss of ($1,300,748) on Tensys Medical, Inc. This unrealized loss was partially offset by the reversal of unrealized losses due to write off of Midas Vision Systems, Inc. of $5,054,960 and the appreciation of CMEA Ventures VI, L.P. of $1,469,571. The remaining direct investments and Private Investment Funds resulted in a net unrealized loss of ($913,245).

For the three months ended July 31, 2009, the Company did not have any net realized gain or loss on security transactions. In comparison, for the three month period ended July 31, 2008, the Company had a net realized gain on security transactions of $13,673,973. The net realized gain for the three-month period ended July 31, 2008 was principally the result of the Company’s partial sale of Genoptix, Inc. of $13,792,926.

For the three months ended July 31, 2009 and 2008, the Company had a net increase in unrealized depreciation on investments of ($706,960) and ($10,673,963), respectively. The net increase in unrealized depreciation for the three months ended July 31, 2009 was principally the combination of (i) the unrealized depreciation on CMEA Ventures VI, L.P. of ($663,655); (ii) the unrealized depreciation on Morgenthaler Partners VII, L.P. of ($145,182); (iii) the unrealized depreciation on Tallwood II, L.P. of ($85,556); and (iv) the unrealized depreciation on Sevin Rosen Fund IX, L.P. of ($58,218). This unrealized depreciation was partially offset by the combination of (i) the unrealized appreciation on CHL Medical Partners II, L.P. of $119,176; (ii) the unrealized appreciation on Prospect Venture Partners II, L.P. of $88,546; and (iii) the unrealized appreciation on Burrill Life Sciences Capital Fund, L.P. of $75,780. The remaining unrealized depreciation was an overall decrease in the valuation of the Company’s Private Investment Funds in the amount of ($37,851). The net increase in unrealized depreciation for the three months ended July 31, 2008 was principally the combination of (i) the reclassification from unrealized appreciation to realized gain of Genoptix, Inc. of ($11,801,901); (ii) the write-down of SOA Software, Inc. of ($185,000); and (iii) the appreciation of CMEA Ventures VI, L.P. of $1,072,957. The remaining amount of $239,981 resulted in an overall increase in the unrealized appreciation of the Company’s Private Investment Funds.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the Nine and Three months ended July 31, 2009 as Compared to the Similar Periods in 2008 (continued)

Investment Income and Expenses

For the nine months ended July 31, 2009, the Company had investment income of $11,322, primarily from investments in short-term securities, and net operating expenses of $815,498, resulting in a net investment loss of ($804,176). In comparison, for the similar period ended July 31, 2008, the Company had investment income of $250,929, primarily from investments in short-term securities, and net operating expenses of $1,031,521, resulting in a net investment loss of ($780,592). The decrease in investment income for the nine months ended July 31, 2009 is due to decreases in interest income due to declines in short-term interest rates. For the nine months ended July 31 2009, expenses decreased due to lower management fees charged to the Company as a result of lower net assets.

For the three months ended July 31, 2009, the Company had investment income of $1,435 and net operating expenses of $268,383 resulting in a net investment loss of ($266,948). In comparison, for the similar period ended July 31, 2008, the Company had investment income of $40,067 and net operating expenses of $367,886 resulting in a net investment loss of ($327,819). The decrease in investment income for the three months ended July 31, 2009 is due to decreases in interest income due to declines in short-term interest rates. For the three months ended July 31 2009, expenses decreased due to lower management fees charged to the Company as a result of lower net assets.

For the nine months ended July 31, 2009 and 2008, the Investment Adviser earned $273,257 and $495,945 in management fees, respectively. For the three months ended July 31, 2009 and 2008, the Investment Adviser earned $88,402 and $158,150 in management fees, respectively. Management fees recorded during the periods ended July 31, 2009 and July 31, 2008 are at an annual rate of 1.00% of net assets. The decrease in management fees coincides with the overall decrease in net assets over the comparable periods.

Net Assets

The Company’s net assets were $34,984,044, or a net asset value per unit of $118.50, at July 31, 2009. This represents a decrease of ($5,294,964) or ($17.94) per unit, from net assets of $40,279,008, or $136.44 per unit, at October 31, 2008. The net decrease resulted from a net decrease in net assets from operations of ($3,818,914), or ($12.94) per unit, and distributions to Members of ($1,476,050), or ($5.00) per unit.

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

At July 31, 2009, the Company held $7,045,236 in cash and cash equivalents and $984,128 in short-term investments, as compared to $10,693,165 in cash and cash equivalents and $984,128 in short-term investments, respectively, at October 31, 2008. The overall decrease in cash was primarily due to cash used for follow-on investments and a distribution to Members. At July 31, 2009, the Company did not invest in any short-term notes. The Company during this period funded capital commitments to its Private Investment Funds in the amount of $1,173,576 for the nine months ended July 31, 2009. In connection with the Company’s total commitments to Private Investment Funds in the amount of $25,700,000 since inception, the Company, through July 31, 2009, has contributed $23,475,401 or 91.34% of the total capital committed to nine Private Investment Funds. During the nine months ended July 31, 2009, the Company also participated in follow-on financing rounds for several of its Private Companies totaling $1,137,813.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For the Nine and Three months ended July 31, 2009 as Compared to the Similar Periods in 2008 (continued)

Application of Critical Accounting Policies

Under the supervision of the Valuation and Audit Committees of the Company’s Board of Managers, consisting of the Managers, who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Managers”), of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 78.14% of the Company’s net assets. For the private investments held at July 31, 2009, changes to these estimates and realizations resulted in a $1.5 million decrease in net asset value from October 31, 2008.

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis and in conformity with GAAP. Accordingly, the fair value measurement is determined based on the estimated price a seller would receive in an orderly transaction at the measurement date. For venture capital companies there are a range of values that is reasonable for such investments at any particular time. Initially, direct investments are valued based upon their original cost as a proxy for the exit price absent any public market quote and until developments provide a sufficient basis for use of a valuation method other than cost. Upon the occurrence of developments providing a sufficient basis for a change in valuation, direct investments will be valued by the “private market” or the last round of financing as a method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. Other valuation methods that may use factors affecting the investee company such as earnings, net worth, reliable private sale prices of the investee company’s securities, the market prices for similar securities of comparable companies, an assessment of the investee company’s future prospects or, if appropriate, liquidation values also may provide a basis for a change in valuation. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser (as defined below) or the Valuation Committee under the supervision of the Board of Managers and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The Company’s investments are reported at fair value in accordance with FAS 157. The Board and Valuation Committee have approved procedures pursuant to which the Company values its investments in Private Investment Funds, subject to the review and supervision of the Board and Valuation Committee. In accordance with these procedures, fair value of investments in the Private Investment Funds takes into consideration information reasonably available at the time the valuation is made and other factors that the Board and Valuation Committee deems pertinent. Generally, the Board and Valuation Committee will use valuations reported to the Company by the managers of these Private Investment Funds as an input, and the Company, Board or Valuation Committee may reasonably determine that additional factors should be considered that were not reflected. The value of the Company’s investments determined using the Company’s procedures may differ from the value reported by the manager of the Private Investment Funds. Because of the inherent uncertainty of valuations, however, estimated values may differ significantly from the values that would have been used had a ready market for the investments existed, and the differences could be material.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in Private Companies and Private Investment Funds. As of July 31, 2009, 78.14% of the Company’s net assets are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. The Company’s investments are subject to various risk factors including market, credit, industry and currency risk. Equity Price Risk represents the potential loss in value of financial instruments caused by movements in market variables, such as interest and foreign exchange rates and equity prices. The Company may have a concentration of investments, as permitted by the private placement offering memorandum, in a particular industry or sector. Investment performance of the sector may have a significant impact on the performance of the Company. The Company’s investments are also subject to the risk associated with investing in private equity securities. The investments in private equity securities are illiquid, can be subject to various restrictions on resale, and there can be no assurance that the Company will be able to realize the value of such investments in a timely manner.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. As of July 31, 2009 (the end of the period covered by this report), the Company’s principal executive officers and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

EXCELSIOR VENTURE PARTNERS III, LLC

Date: September 14, 2009	By:	/s/ James D. Bowden
James D. Bowden
President and Chief Executive Officer

Date: September 14, 2009	By:	/s/ Steven L. Suss
Steven L. Suss
Treasurer and Chief Financial Officer