Form 10-K
period 2009-10-31
EXCELSIOR VENTURE PARTNERS III LLC
filed 2010-01-29
CIK 1103076

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

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

Registrant’s telephone number, including area code: 1-866-921-7951

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

i

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

ii

PART I

ITEM 1. BUSINESS.

Overview

Excelsior Venture Partners III, LLC (the “Company”) is a Delaware limited liability company organized on February 18, 2000. The Company is a non-diversified, closed-end management investment company operating as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (“Investment Company Act”) and, in connection with its initial offering of units, registered said offering of units under the Securities Act of 1933, as amended (the “Securities Act”). BDCs are a special type of investment company, as defined and regulated by the Investment Company Act, which focus primarily on investing in the privately issued securities of eligible portfolio companies, as defined by the Investment Company Act. A BDC must also make available significant managerial assistance to such companies. The Company’s investment objective is to achieve long-term capital appreciation primarily by investing in domestic venture capital and other private companies (“Private Companies”) and, to a lesser extent, domestic and international private investment funds (“Private Investment Funds”), negotiated private investments in public companies and international direct investments that the Investment Adviser (defined herein) believes offer significant long-term capital appreciation.

Bank of America Capital Advisors, LLC (“BACA” or the “Investment Adviser”), which has its principal offices at 100 Federal Street, Boston, MA 02110, serves as the investment adviser to the Company and is responsible for identifying, evaluating, structuring, monitoring and disposing of the Company’s investments. BACA is a Delaware limited liability company which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Adviser is an indirect wholly-owned subsidiary of, and controlled by, Bank of America Corporation (“Bank of America”), a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, NC 28255. All officers of the Company are employees and/or officers of the Investment Adviser. The Investment Adviser is responsible for performing the management and administrative services necessary for the operation of the Company.

Prior to May 29, 2008, the Company’s investment adviser was UST Advisers, Inc. (“USTA”). On May 29, 2008, BACA assumed the responsibilities of the investment adviser to the Company as a result of a transfer (the “Transfer”) of USTA’s rights and obligations under the Advisory Agreement (as defined below) between the Company and USTA dated July 1, 2007. The Transfer was approved by the Company’s Board of Managers (the “Board” or “Board of Managers”) on March 11, 2008. This change was a product of corporate mergers resulting from the acquisition by Bank of America of U.S. Trust Corporation (“U.S. Trust Corp.”) in July 2007. The Transfer of the Advisory Agreement from USTA to BACA did not change (i) the way the Company is managed, including the level of services provided, (ii) the team of investment professionals providing services to the Company, or (iii) the management and incentive fees paid by the Company. Until July 1, 2007, United States Trust Company, National Association (“U.S. Trust”) acting through its registered investment advisory division, U.S. Trust-New York Asset Management Division had served as the investment sub-adviser to the Company (the “Investment Sub-Adviser”).

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

Company Portfolio of Investments
October 31, 2009

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

Investments Held — Private Companies

Archemix Corporation (“Archemix”)

Description:  Archemix is a biopharmaceutical company leading the development of aptamers as a new class of directed therapeutics for the prevention and treatment of chronic and acute disease. Aptamers can be used in a wide range of disease areas, including many of those currently addressed by protein-based therapeutics, and can be produced quickly and economically. With a portfolio of over 300 patents and patent applications, Archemix holds the key to the development of aptamer technology and its implications for the pharmaceutical industry. Archemix is focused on using its expertise to aggressively pursue drug discovery and development in a variety of areas. As of October 31, 2009, the Company has invested $2.7 million in Archemix and values its investment at $2.0 million.

2009 Activity and Outlook:  In May of 2009, Archemix hired Ken Bate as President and CEO, the former CEO of NitroMed, Inc. Mr. Bate has more than two decades of leadership experience in the biotechnology industry. Archemix has advanced its lead program into hematology and is developing aptamer product candidates for rare hematological diseases. There is the potential that Archemix will have to shelve its most advanced aptamer which would put it back in the early stages of clinical trials. This investment has been written down 25% from the previous quarter based on Archemix choosing to focus on compounds that are still early in the development stage. This write down is consistent with a co-investors valuation.

Ethertronics, Inc. (“Ethertronics”)

Description:  Ethertronics designs and manufactures the industry’s only Isolated Magnetic DipoleTM (“IMD”) internal antennas for wireless devices. Used in cellular and wireless LAN applications — phones, notebooks, LAN cards, PDAs, Bluetooth devices and GPS receivers — IMD antennas provide longer-range, increased signal strength and improved voice/data quality inside buildings, particularly in noisy environments and in fringe network coverage areas. As of October 31, 2009, the Company has invested $10.3 million in Ethertronics and values its investment at $10.3 million.

2009 Activity and Outlook:  In 2009, Ethertronics met key sales, operations and cash flow goals set by the investors and board. Ethertronics has become a key supplier to top tier vendors like Amoi, Casio, Compal, HP, Lenovo, Mobicom, Samsung, Symbol/Motorola and Techfaith. Ethertronics has been performing well and is working to become a foremost supplier in the industry. Ethertronics has enough cash to sustain itself and revenues are up. Ethertronics has succeeded in its prior year plan to generate meaningful revenues and cash flows.

SOA Software, Inc. (“SOA” f/k/a LogicLibrary, Inc.)

Description:  SOA Software is a leading provider of unified governance automation products that enable organizations to successfully plan, build, and run enterprise services. The world’s largest companies including Bank of America, Verizon, and Pfizer use SOA Software solutions to transform their business. As of October 31, 2009, the Company has invested $5.7 million in SOA and values its investment at zero. As the Company’s equity position in SOA is junior to other preferred shareholders, despite some positive news SOA is valued at zero.

2009 Activity and Outlook:  The merger between SOA and LogicLibrary, Inc. was successfully completed in May 2008. While SOA Software has outstanding run-time or operationally focused service-orientated architecture governance solution, the addition of LogicLibrary, Inc.’s core strength in development and design time governance will expand their product suite. With the addition of Logidex, the combined company can offer differentiated governance solutions that start with Planning Governance (Logidex) flows to LifeCycle Governance (Logidex and Workbench) and finally Run-time Governance (Service Manager). The combination of these products creates a broad and integrated governance suite that can be managed from a single focal point. The company has several strategic initiatives underway to ensure the SOA can continue to grow during this difficult financing environment. The company has produced a conservative business plan for 2010, which delivers growth, whilst maintaining cash levels of least $4m.

Recorders and Medicare Systems (P) Ltd. (“Recorders and Medicare” f/k/a Tensys Medical, Inc.)

Description:  RMS acquired Tensys Medical in December 2008. RMS is a market leader in India for neurological, electro-neuropsychological and pulmonary diagnostic equipment. As of October 31, 2009, the Company has invested $0.38 million in Recorders and Medicare and values its investment at zero. As the Company’s equity position in Recorders and Medicare is junior to other preferred shareholders, despite some positive news Recorders and Medicare is valued at zero. Visit www.rmsindia.com for more information on this company.

Exits

The Company liquidated its interest in twelve of its portfolio companies since inception. As a result of these exits, the Company realized proceeds of $64.0 million. Total cost for these twelve companies was $65.7 million.

Investments Held — Third Party Investment Funds

Advanced Technology Ventures VII, L.P. (“ATV”) is a $700 million venture capital fund targeting multi-stage information technology, communications and life sciences companies. As of October 31, 2009, ATV has drawn approximately $2.6 million of the Company’s $2.7 million capital commitment. At October 31, 2009, the total value (fair market value plus distributions) of this investment was $1.9 million.

Burrill Life Sciences Capital Fund (“Burrill”) is a $200 million venture capital fund established to invest primarily in innovative, early-stage life science venture opportunities. As of October 31, 2009, Burrill has drawn approximately $2.7 million of the Company’s $3.0 million capital commitment. At October 31, 2009, the total value (fair market value plus distributions) of this investment was $1.7 million.

CHL Medical Partners II, L.P. (“CHL”) is a $125 million venture capital fund targeting start-up and early-stage medical technology and life sciences companies. As of October 31, 2009, CHL has drawn 100% of the Company’s $2.0 million capital commitment. At October 31, 2009, the total value (fair market value plus distributions) of this investment was $1.2 million.

CMEA Ventures VI, L.P. (“CMEA”) is a $100 million venture capital fund targeting both early life science and information technology companies. As of October 31, 2009, CMEA has drawn approximately $2.7 million of the Company’s $3.0 million capital commitment. At October 31, 2009, the total value (fair market value plus net distributions) of this investment was $2.7 million.

Morgenthaler Venture Partners VII, L.P. (“Morgenthaler”) is an $850 million venture capital fund targeting multi-stage information technology, communications and health care companies. As of October 31, 2009, Morgenthaler has drawn approximately $2.9 million of the Company’s $3.0 million capital commitment. At October 31, 2009, the total value (fair market value plus distributions) of this investment was $1.2 million.

Prospect Venture Partners II, L.P. (“Prospect”) is a $500 million venture capital fund targeting multi-stage life sciences companies. As of October 31, 2009, Prospect has drawn approximately $2.7 million of the Company’s $3.0 million capital commitment. At October 31, 2009, the total value (fair market value plus distributions) of this investment was $1.1 million.

Sevin Rosen IX, L.P. (“Sevin Rosen”) is a top-tier early-stage venture capital firm, which closed a $305 million venture capital fund dedicated to early-stage technology investments. As of October 31, 2009, Sevin Rosen has drawn approximately $2.6 million of the Company’s $3.0 million capital commitment. At October 31, 2009, the total value (fair market value plus distributions) of this investment was $1.7 million.

Tallwood II, L.P. (“Tallwood”) is a $150 million venture capital fund established to invest in attractive, early-stage growth companies possessing leading-edge technology in the semiconductor industry. As of October 31, 2009, Tallwood has drawn 100% of the Company’s $3.0 million capital commitment. At October 31, 2009, the total value (fair market value plus distributions) of this investment was $1.2 million.

Valhalla Partners, L.P. (“Valhalla”) is a $200 million venture capital fund established to invest in attractive early-stage venture capital investments in information technology companies in the Mid-Atlantic region. As of October 31, 2009, Valhalla has drawn approximately $2.7 million of the Company’s $3.0 million capital commitment. At October 31, 2009, the total value (fair market value plus net distributions) of this investment was $1.6 million.

The Company continues to monitor the progress of the Company’s investments in light of the current economic environment. While our short-term outlook for liquidity appears challenging, there is still value in the investments the Company owns. Thus, the Company’s commitment to maximize the value from the investments is our highest priority. Lastly, the Company is managing the liquidity it possesses in a judicious manner in light of the challenging financing environment and intends to dedicate its resources to those opportunities that possess the greatest potential.

For additional information concerning the Company’s investments, see the financial statements beginning on page 10 of this report.

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

Employees

At October 31, 2009, the Company had no full-time employees. All personnel of the Company are employed by and compensated by the Investment Adviser pursuant to the Advisory Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information

The Company has an unlimited number of no par value units authorized. As of October 31, 2009, 295,210 units of membership interest were issued and outstanding. There is no established public trading market for the Company’s units of membership interest.

Holders

There were 264 holders of units of membership interest as of October 31, 2009.

Dividends and Distributions

Fiscal Year Ended October 31, 2009.  Distributions of $7.00 per share were made to unit holders during fiscal year 2009.

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

ITEM 6. SELECTED FINANCIAL DATA.

($ in 000’s except for per unit data)

Fiscal Year Ended	10/31/09	10/31/08	10/31/07	10/31/06	10/31/05
Financial Position
Investments in securities	$27,594	$29,798	$68,038	$75,889	$92,593
All Other Assets	6,100	10,835	4,980	31	1,362
Total Assets	33,694	40,633	73,018	75,920	93,955
Liabilities	232	354	676	358	606
Net Assets	33,462	40,279	72,342	75,562	93,349
Changes in Net Assets
Net investment income (loss)	(1,088)	(988)	(615)	(638)	(1,311)
Net (loss)/gain on investments	(3,662)	(9,967)	5,661	(17,148)	(10,544)
Distributions	2,066	21,108	8,266	—	10,876
Per Unit Data
Net Assets	$113.35	$136.44	$245.05	$255.96	$316.21
Distributions Paid	7.00	71.50	28.00	—	36.84

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

At October 31, 2009, the Company held $6,085,116 in cash and cash equivalents and $984,128 short-term investments, as compared to $10,693,165 in cash and cash equivalents and $984,128 in short-term investments respectively, at October 31, 2008. The overall decrease in cash was primarily due to cash used for follow-on investments and distributions to Members. At October 31, 2009, the Company did not invest in any short-term notes. The Company funded capital commitments to its Private Investment Funds in the amount of $1,411,046 for the fiscal year ended October 31, 2009. In connection with the Company’s total commitments to Private Investment Funds in the amount of $25,700,000 since inception, the Company, through October 31, 2009, has contributed $23,712,872 or 92.27% of the total capital committed to nine Private Investment Funds. During the fiscal year ended October 31, 2009, the Company also participated in follow-on financing rounds for several of its Private Companies totaling $1,137,813.

The Company believes that its liquidity and capital resources are adequate to satisfy its operational needs as well as the continuation of its investment program.

Results of Operations

Investment Income and Expenses

For the fiscal year ended October 31, 2009, the Company had investment income of $12,371, primarily from investments in short-term securities, and operating expenses of $1,100,180, resulting in a net investment loss of ($1,087,809). For the fiscal year ended October 31, 2008, the Company had investment income of $408,721, primarily from investments in short-term securities, and operating expenses of $1,396,703, resulting in a net investment loss of ($987,982). For the fiscal year ended October 31, 2007, the Company had investment income of $714,577, primarily from investments in short-term securities, and operating expenses of $1,329,691, resulting in a net investment loss of ($615,114). The decrease in investment income for the year ended October 31, 2009 was due to decreases in interest income from investments in the Private Companies as well as decreases in money market rates. The decrease in operating expenses was primarily due to lower management fees charged to the Company as a result of lower net assets. The decrease in investment income for the year ended October 31, 2008 was due to decreases in interest income from investments in the Private Companies as well as decreases in money market rates. The increase in operating expenses was due primarily to increased legal costs which were partially offset by a decline in management fees as a result of reduced net assets under management. Additionally, during 2007 the management fees were at a 2.00% rate for a quarter of the year while the rate for fiscal year 2008 was consistently at 1.00% for the full fiscal year. The increase in investment income for the year ended October 31, 2007 was due to an increase in interest income from investments in the Private Companies and from an increase in interest earned on short-term securities. The decrease in operating expenses for the fiscal year ended October 31, 2007 was primarily due to a decline in management fees which resulted from a reduced level of net assets under management during the period and a decrease in the management fee rate from 2.00% to 1.00% during 2007.

For the fiscal years ended October 31, 2009, 2008 and 2007, USTA and the Investment Adviser earned $357,813, $597,448 and $691,823 in management fees, respectively. Management fees recorded during the period ended October 31, 2009 decreased over the period ended October 31, 2008 due to a decrease in net assets. The decrease in 2008 and 2007 was due to a decrease in net assets and the change in the management fee at an annual rate equal of 2.00% to 1.00% of net assets during 2007.

The Investment Adviser provides investment management and administrative services required for the operation of the Company. In consideration of the services rendered by the Investment Adviser, the Company pays a management fee based upon a percentage of the net assets of the Company. This fee is determined and payable quarterly.

Net Assets

The Company’s net assets were $33,462,426, or a net asset value per unit of $113.35, at October 31, 2009. This represents a decline of ($6,816,582), or ($23.09) per unit, from net assets of $40,279,008, or $136.44 per unit, at October 31, 2008. The net decrease resulted principally from (i) a net decrease in net assets from operations of ($4,750,112) or ($16.09) per unit and (ii) a distribution of ($2,066,470) or ($7.00) per unit to unit holders.

The Company’s net assets were $40,279,008, or a net asset value per unit of $136.44, at October 31, 2008. This represents a decline of ($32,063,191), or ($108.61) per unit, from net assets of $72,342,199, or $245.05 per unit, at October 31, 2007. The net decrease resulted principally from (i) a net decrease in net assets from operations of ($10,955,676) or ($37.11) per unit and (ii) a distribution of ($21,107,515) or ($71.50) per unit to unit holders.

Realized and Unrealized Gains and Losses from Portfolio Investments

The net realized loss of ($21,827,037) for the fiscal year ended October 31, 2009 was comprised of losses from: (i) the Company’s write off of OpVista, Inc. of ($15,393,987); (ii) the Company’s write off of Tensys Medical, Inc. of ($6,425,000); and (iii) the realized loss of ($8,050) on Cydelity, Inc., each a private company (“Private Company”) investment. The Tensys Medical, Inc. write off is a result of the merger with Recorders and Medicare Systems (P) Ltd., due to which Series C and D preferred stock were not ascribed any value.

The net decrease/(increase) in unrealized depreciation on investments of $18,164,734 for the fiscal year ended October 31, 2009 was principally the combination of the reversal of unrealized depreciation due to a write off of OpVista, Inc. in the amount of $15,393,987 and a sale of Tensys Medical, Inc., in the amount of $6,425,000. This unrealized appreciation was partially offset by the combination of (i) the unrealized depreciation on CMEA Ventures VI, L.P. in the amount of ($496,801); (ii) the unrealized depreciation on Tallwood II, L.P. of ($845,018); (iii) the unrealized depreciation on Morgenthaler Partners VII, L.P. of ($525,305); (iv) the unrealized depreciation of ($550,743) on Valhalla Partners, L.P.; (v) the unrealized depreciation on Burrill Life Sciences Capital Fund, L.P. in the amount of ($327,221), and (vi) the unrealized depreciation on CHL Medical Partners II, L.P. in the amount of ($348,360), which are all Private Investment Funds. The remaining Private Investment Funds resulted in a net unrealized depreciation of ($385,804) and the remaining Private Company investments resulted in unrealized depreciation on Archemix Corporation in the amount of ($175,001).

The net realized gain of $11,649,815 for the fiscal year ended October 31, 2008 was comprised of a gain from the Company’s sale of Genoptix, Inc. in the amount of $17,248,158. This gain was partially offset by the realized losses from the Company’s write off of Midas Vision Systems, Inc. and NanoOpto Corporation, which resulted in a realized loss of ($5,054,960) and ($143,937), respectively. All other remaining Private Companies and Private Investment Funds resulted in a net realized loss of ($399,446).

The net (increase) in unrealized depreciation on investments of ($21,617,509) for the fiscal year ended October 31, 2008 was principally the combination of: (i) the unrealized loss on OpVista, Inc. of ($9,272,998); (ii) reversal of unrealized gains due to the sale of Genoptix, Inc. of ($7,469,920); (iii) an unrealized loss on SOA Software, Inc. in the amount of ($5,681,135); (iv) the unrealized loss on Archemix Corporation, Inc. of ($1,850,000); and (v) an unrealized loss of ($1,300,757) on Tensys Medical, Inc. Systems, Inc. This unrealized loss was partially offset by: the reversal of unrealized losses due to write off of Midas Vision Systems, Inc. of $5,054,960 and NanoOpto Corp. of $77,321, respectively. The remaining Private Companies and Private Investment Funds resulted in a net unrealized loss of ($1,174,980).

The realized loss of ($23,862,768) for the fiscal year ended October 31, 2007 is comprised of losses from Cydelity, Inc. of ($9,438,783), NanoOpto Corp. of ($4,633,377), Silverback Systems, Inc. of ($7,580,196), Chips and Systems, Inc. of ($4,941,133). These losses were partially offset by gains on Pilot Software Inc. of $2,977,789. The remaining net loss of ($247,068) is comprised of all other gains/(losses) of the remaining Private Companies and Private Investment Funds.

The net decrease in unrealized depreciation on investments of $29,523,869 for the fiscal year ended October 31, 2007 is comprised of (i) reversal of unrealized losses due to dispositions of investments of Cydelity, Inc. of $4,000,000, NanoOpto Corp. of $1,312,978, Silverback Systems, Inc. of $6,730,172 and Chips and Systems, Inc. of $4,941,133 for a total of $16,984,283; (ii) appreciation on Archemix Corporation of $1,350,001 and OpVista, Inc. of $1,064,711; (iii) the initial public offering of Genoptix Inc. resulting in an increase of $9,321,777; and (iv) Private Investment Funds of $2,309,964. This unrealized gain was partially offset by the unrealized loss on Tensys Systems Inc. of $1,506,867.

Application of Critical Accounting Policies

Under the supervision of the Valuation and Audit Committees of the Company’s Board of Managers, consisting of the Managers who are not “interested persons,” as defined in Section 2(a)(19) of the Investment Company Act (the “Independent Managers”), of the Company, the Investment Adviser makes certain critical accounting estimates with respect to the valuation of private portfolio investments, including Private Investment Funds. These estimates could have a material impact on the presentation of the Company’s financial condition because in total, they currently represent 79.52% of the Company’s net assets. For the private investments held at October 31, 2009, changes to these estimates and realizations resulted in a $2.2 million decrease in net asset value from October 31, 2008.

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

Initially, Private Company investments are valued based upon their original cost except that original cost valuation will be adjusted, upon approval by the Valuation Committee on the advice of the Valuation Agent, based on either a private market or appraisal method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such factors affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser or a committee of the Board of Managers, or both under the supervision of the Board, and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

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

The Investment Adviser also makes estimates regarding discounts on market prices of publicly traded securities where appropriate and allowable under GAAP. For securities which have legal or contractual restrictions on transfer, a discount of 10% to 40% from the public market price may be applied.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Equity Price Risk

The Company anticipates that a majority of its investment portfolio will consist of securities in Private Companies and Private Investment Funds. As of October 31, 2009, 79.52% of the Company’s net assets are not publicly traded. These investments are recorded at fair value as determined by the Investment Adviser in accordance with valuation guidelines adopted by the Board of Managers. This method of valuation does not result in increases or decreases in the fair value of these securities in response to changes in market prices. Thus, these securities are not subject to equity price risk normally associated with public equity markets, except that to the extent that the Private Investment Funds hold underlying public securities, the Company is indirectly exposed to equity price risk associated with the public markets. At October 31, 2009 and October 31, 2008, the Company was not subject to equity price risk normally associated with public equity markets, except to the extent that the Private Investment Funds that the Company has invested in hold, from time to time, interests in securities which may be publicly traded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Managers and Members of
Excelsior Venture Partners III, LLC:

In our opinion, the accompanying statements of assets and liabilities, including the portfolios of investments, and the related statements of operations, of changes in net assets and of cash flows and the financial highlights present fairly, in all material respects, the financial position of Excelsior Venture Partners III, LLC (the “Fund”) at October 31, 2009 and 2008, and the results of its operations, the changes in its net assets, the cash flows and financial highlights for each of the three years in the period then ended, in conformity with accounting principles generally accepted in the United States of America. These financial statements and financial highlights (hereafter referred to as “financial statements”) are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits, which included confirmation of investments at October 31, 2009 by correspondence with the custodian and portfolio funds, provide a reasonable basis for our opinion. The financial highlights of the Fund as of October 31, 2006 and 2005 and for each of the periods then ended, were audited by other auditors whose report dated December 21, 2006 expressed an unqualified opinion on those statements.

As explained in Note 1, the financial statements include investments held by the Fund valued at $26,610,453 (80% of the Fund's net assets) at October 31, 2009, the values of which have been fair valued by the Investment Manager, under the general supervision of the Board of Managers, in the absence of readily ascertainable market values. These estimated values may differ significantly from the values that would have been used had a ready market for the investment existed, and the differences could be material.

December 28, 2009

Excelsior Venture Partners III, LLC
Portfolio of Investments
October 31, 2009

Principal Amount/Shares		Acquisition Date##	Cost	Fair Value ( Note 2)	% of Net Assets****
	Private Companies***
	Common Stock#
	Medical Technology
7,882	Recorders and Medicare Systems (P) Ltd. *	12/08	382,623	—	0.00%
			382,623	—	0.00%
	Total Common Stock – Private Companies		382,623	—	0.00%
	Preferred Stocks#
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior**	05/08	5,681,135	—	0.00%
			5,681,135	—	0.00%
	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 – 11/03	1,999,999	1,499,999	4.48%
700,000	Archemix Corporation, Series B	03/04 – 12/05	700,000	525,000	1.57%
			2,699,999	2,024,999	6.05%
	Wireless @
4,433,333	Ethertronics, Inc. Series B	06/01 – 05/04	6,650,000	6,650,000	19.87%
1,697,957	Ethertronics, Inc. Series C	05/05 – 04/07	2,546,937	2,546,937	7.61%
758,542	Ethertronics, Inc. Series D	3/09	1,137,813	1,137,813	3.40%
			10,334,750	10,334,750	30.88%
	Total Preferred Stocks – Private Companies		18,715,884	12,359,749	36.93%
	Warrants#, @
	Wireless
271,248	Ethertronics, Inc. Series C (expiration date 03/10)	3/09	—	—	0.00%
	Total Warrants		—	—	0.00%
	Total – Private Companies		$19,098,507	$12,359,749	36.93%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments
October 31, 2009 (continued)

Percent Owned&		Acquisition Date##	Commitment	Cost	Fair Value (Note 2)	% of Net Assets****
	Private Investment Funds***, #
Early-Stage Information Technology
0.98%	Sevin Rosen Fund IX, L.P. (Note 8)	10/04 – 09/09	$3,000,000	$1,956,608	$1,743,354	5.21%
2.36%	Tallwood II, L.P.	12/02 – 05/08	3,000,000	2,890,443	1,175,001	3.51%
1.70%	Valhalla Partners, L.P.	10/03 – 07/09	3,000,000	1,764,359	1,551,445	4.64%
			9,000,000	6,611,410	4,469,800	13.36%
Early-Stage Life Sciences and Technology
1.55%	Burrill Life Sciences Capital Fund, L.P. (Note 8)	12/02 – 10/09	3,000,000	2,454,593	1,698,265	5.07%
1.35%	CHL Medical Partners II, L.P.	01/02 – 05/09	2,000,000	1,641,817	1,193,094	3.57%
1.02%	CMEA Ventures VI, L.P. (Note 8)	12/03 – 10/09	3,000,000	2,613,017	2,739,798	8.19%
			8,000,000	6,709,427	5,631,157	16.83%
Multi-Stage Life Sciences, Communications and Health Care
0.38%	Advanced Technology Ventures VII, L.P. (Note 8)	08/01 – 12/08	2,700,000	1,920,405	1,853,720	5.54%
0.37%	Morgenthaler Partners VII, L.P.	07/01 – 10/08	3,000,000	1,883,167	1,244,818	3.72%
0.56%	Prospect Venture Partners II, L.P.	06/01 – 04/09	3,000,000	766,971	1,051,209	3.14%
			8,700,000	4,570,543	4,149,747	12.40%
Total Private Investment Funds			25,700,000	17,891,380	14,250,704	42.59%
Shares	Investment Company
984,128	Dreyfus Government Cash Management Fund Institutional Shares			984,128	984,128	2.94%
	TOTAL INVESTMENTS		$25,700,000	$37,974,015	27,594,581	82.46%
	OTHER ASSETS & LIABILITIES (NET)				5,867,845	17.54%
	NET ASSETS				$33,462,426	100.00%

*	Tensys Medical, Inc. merged with Recorders and Medicare Systems (P) Ltd. on December 19, 2008. Recorders and Medicare Systems (P) Ltd. is based in India.
**	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,239,912 shares held by the Company and 302,851 shares held in escrow for the benefit of the Company.
***	Restricted as to public resale and illiquid securities or investments. Total cost of restricted and illiquid securities or investments at October 31, 2009 was $36,989,887. Total fair value of restricted and illiquid securities or investments owned at October 31, 2009 was $26,610,453 or 79.52% of net assets.
****	Calculated as fair value divided by the Company's net assets.
@	At October 31, 2009, the Company owned 5% or more of the Private Company's outstanding shares thereby making the Private Company an affiliate as defined by the Investment Company Act of 1940, as amended (the “Investment Company Act”). Total fair value of affiliated securities owned at October 31, 2009 (including investments in controlled affiliates) was $10,334,749 or 30.88% of net assets.
#	Non-income producing securities.
##	Disclosure is for restricted securities only.
&	Represents capital balance of the Company's investment as a percentage of Private Investment Fund's total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments
October 31, 2008

Principal Amount/Shares		Acquisition Date##	Cost	Fair Value (Note 2)	% of Net Assets***
	Private Companies**
	Common Stock#
	Optical @
10,615,593	OpVista, Inc.	06/06 – 10/08	$15,393,312	$—	0.00%
	Total Common Stock – Private Companies		15,393,312	—	0.00%
	Preferred Stocks#
	Enterprise Software
4,542,763	SOA Software, Inc., Series F Junior *	05/08	5,681,135	—	0.00%
			5,681,135	—	0.00%
	Life Sciences
1,999,999	Archemix Corporation, Series A	08/02 – 11/03	1,999,999	1,629,629	4.05%
700,000	Archemix Corporation, Series B	03/04 – 12/05	700,000	570,371	1.42%
			2,699,999	2,200,000	5.47%
	Medical Technology@
4,166,667	Tensys Medical, Inc., Series C	03/02	5,000,000	—	0.00%
1,187,500	Tensys Medical, Inc., Series D	05/04	1,425,000	—	0.00%
318,845	Tensys Medical, Inc., Series E	07/06 – 12/07	382,623	—	0.00%
			6,807,623	—	0.00%
	Wireless@
4,433,333	Ethertronics, Inc. Series B	06/01 – 05/04	6,650,000	6,650,000	16.51%
1,697,957	Ethertronics, Inc. Series C	05/05 – 04/07	2,546,937	2,546,937	6.32%
			9,196,937	9,196,937	22.83%
	Total Preferred Stocks – Private Companies		24,385,694	11,396,937	28.30%
	Warrants#, @
	Wireless
271,247	Ethertronics, Inc. Series C (expiration date 01/09)	05/05 – 07/06	—	—	0.00%
	Optical
675,313	OpVista, Inc., Series CC (expiration date 10/12)	10/07	675	—	0.00%
	Total Warrants		675	—	0.00%
	Total – Private Companies		$39,779,681	$11,396,937	28.30%

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC
Portfolio of Investments
October 31, 2008 (continued)

Percent Owned&		Acquisition Date##	Cost	Fair Value (Note 2)	% of Net Assets***
	Private Investment Funds**, #
0.37%	Advanced Technology Ventures VII, L.P.	08/01 – 07/08	$1,852,904	$1,995,953	4.96%
1.55%	Burrill Life Sciences Capital Fund	12/02 – 05/08	2,077,902	1,648,795	4.09%
1.34%	CHL Medical Partners II, L.P.	01/02 – 03/08	1,571,857	1,471,494	3.65%
1.02%	CMEA Ventures VI, L.P.	12/03 – 06/08	2,193,017	2,816,599	6.99%
0.34%	Morgenthaler Partners VII, L.P.	07/01 – 10/08	1,883,167	1,770,123	4.39%
0.57%	Prospect Venture Partners II, L.P.	06/01 – 03/08	1,408,668	1,575,441	3.91%
0.97%	Sevin Rosen Fund IX, L.P.	10/04 – 07/08	1,626,609	1,706,890	4.24%
2.36%	Tallwood II, L.P.	12/02 – 05/08	2,890,443	2,020,019	5.02%
1.64%	Valhalla Partners, L.P.	10/03 – 07/08	2,074,224	2,412,053	5.99%
	Total Private Investment Funds		17,578,791	17,417,367	43.24%
Shares	Investment Company
984,128	Dreyfus Government Cash Management Fund Institutional Shares		984,128	984,128	2.44%
	TOTAL INVESTMENTS		$58,342,600	29,798,432	73.98%
	OTHER ASSETS & LIABILITIES (NET)			10,480,576	26.02%
	NET ASSETS			$40,279,008	100.00%

*	LogicLibrary, Inc. merged with SOA Software, Inc. on May 1, 2008. Shares of 4,542,763 include 4,088,487 shares held by the Company and 454,276 shares held in escrow for the benefit of the Company.
**	Restricted as to public resale and illiquid securities. Total cost of restricted and illiquid securities at October 31, 2008 was $57,358,472. Total fair value of restricted and illiquid securities owned at October 31, 2008 was $28,814,304 or 71.54% of net assets.
***	Calculated as fair value divided by the Company's net assets.
@	At October 31, 2008, the Company owned 5% or more of the Private Company's outstanding shares thereby making the Private Company an affiliate as defined by the Investment Company Act of 1940, as amended, (the “Investment Company Act”). Total fair value of affiliated securities owned at October 31, 2008 (including investments in controlled affiliates) was $9,196,937 or 22.83% of net assets.
#	Non-income producing securities.
##	Disclosure is for restricted securities only.
&	Represents fair value of the Company's investment as a percentage of Private Investment Fund's total capital.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC
Statements of Assets and Liabilities

	October 31, 2009	October 31, 2008
ASSETS:
Unaffiliated Issuers at fair value (Cost $27,639,265 and $21,262,919, respectively)	$17,259,831	$20,601,495
Non-Controlled Affiliated Issuers at fair value (Cost $10,334,750 and $37,079,681, respectively)	10,334,750	9,196,937
Investments, at fair value (Cost $37,974,015 and $58,342,600, respectively) (Note 2)	27,594,581	29,798,432
Cash and cash equivalents (Note 2)	6,085,116	10,693,165
Distribution receivable	14,388	—
Restricted cash (Note 2)	—	131,617
Interest and dividends receivable	299	9,681
Prepaid insurance	362	470
Total Assets	33,694,746	40,633,365
LIABILITIES:
Management fees payable (Note 3)	84,557	101,503
Audit fees payable	—	56,750
Legal fees payable	92,880	103,142
Tax preparation fees payable	25,436	32,365
Board of Managers' fees payable (Note 3)	—	19,500
Administration fees payable (Note 3)	19,167	19,167
Custody fees payable (Note 3)	1,063	4,233
Other payables	9,217	17,697
Total Liabilities	232,320	354,357
NET ASSETS	$33,462,426	$40,279,008
NET ASSETS consist of:
Members' Contributions*	$146,136,782	$146,136,782
Members' Distributions	(42,802,552)	(40,736,082)
Inception-to-date realized (loss) and net investment (loss)	(59,492,370)	(36,577,523)
Accumulated unrealized (depreciation) on investments	(10,379,434)	(28,544,169)
Total Net Assets	$33,462,426	$40,279,008
Units of Membership Interest Outstanding
(Unlimited number of no par value units authorized)	295,210	295,210
NET ASSET VALUE PER UNIT	$113.35	$136.44

*	Members' Contributions consist of contributions from Members net of offering costs charged to Members.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC
Statements of Operations

	Year Ended October 31, 2009	Year Ended October 31, 2008	Year Ended October 31, 2007
INVESTMENT INCOME:
Interest income from unaffiliated investments(1)	$8,529	$255,827	$614,813
Interest income from affiliated investments (Note 6)	—	89,433	48,658
Dividend income from unaffiliated investments	3,842	63,461	51,106
Total investment income	12,371	408,721	714,577
EXPENSES:
Management Investment Adviser fees (Note 3)	357,813	597,448	691,823
Legal fees	268,516	322,349	129,932
Audit fees	125,500	141,265	178,676
Administration fees (Note 3)	115,000	115,000	115,000
Board of Managers' fees (Note 3)	77,500	90,000	82,000
Tax preparation fees	87,293	39,646	36,667
Custodian fees (Note 3)	21,278	26,463	30,000
Insurance expense	31,608	25,687	32,297
Other expenses	15,672	38,845	33,296
Total expenses	1,100,180	1,396,703	1,329,691
NET INVESTMENT (LOSS)	(1,087,809)	(987,982)	(615,114)
NET REALIZED AND UNREALIZED GAIN/(LOSS) ON INVESTMENTS: (NOTE 2)
Net realized (loss) on affiliated investments (Note 6)	(21,827,037)	(5,390,478)	(23,447,216)
Net realized gain/(loss) on unaffiliated investments	—	16,771,294	(415,552)
Net realized gain from payments by affiliates (Note 3)	—	268,999	—
Net decrease/(increase) in unrealized depreciation on investments	18,164,734	(21,617,509)	29,523,869
NET REALIZED AND UNREALIZED (LOSS)/GAIN ON INVESTMENTS	(3,662,303)	(9,967,694)	5,661,101
NET (DECREASE)/INCREASE IN NET ASSETS RESULTING FROM OPERATIONS	$(4,750,112)	$(10,955,676)	$5,045,987
Weighted average units outstanding	295,210	295,210	295,210
Net (decrease)/increase in net assets resulting from operations per unit	$(16.09)	$(37.11)	$17.09

(1)	Includes interest from short-term investments.

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC
Statements of Changes in Net Assets

	Year Ended October 31, 2009	Year Ended October 31, 2008	Year Ended October 31, 2007
OPERATIONS:
Net investment (loss)	$(1,087,809)	$(987,982)	$(615,114)
Net realized (loss)/gain on investments	(21,827,037)	11,649,815	(23,862,768)
Net decrease/(increase) in unrealized depreciation on investments	18,164,734	(21,617,509)	29,523,869
Net (decrease)/increase in net assets resulting from operations	(4,750,112)	(10,955,676)	5,045,987
DISTRIBUTIONS TO MEMBERS:
Distributions to Members	(2,066,470)	(21,107,515)	(8,265,880)
Total Distributions	(2,066,470)	(21,107,515)	(8,265,880)
Net (decrease) in net assets	(6,816,582)	(32,063,191)	(3,219,893)
NET ASSETS:
Beginning of year	40,279,008	72,342,199	75,562,092
End of year	$33,462,426	$40,279,008	$72,342,199

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC
Statements of Cash Flows

	Year Ended October 31, 2009	Year Ended October 31, 2008	Year Ended October 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (decrease)/increase in net assets resulting from operations	$(4,750,112)	$(10,955,676)	$5,045,987
Adjustments to reconcile net (decrease)/increase in net assets resulting from operations to net cash (used in)/provided by operating activities:
Net (decrease)/increase in unrealized depreciation on investments	(18,164,734)	21,617,509	(29,523,869)
Purchase of investments	(2,548,860)	(3,567,909)	(6,885,181)
Proceeds received from the sale of investments and distributions received from Private Investment Funds	1,090,409	21,457,932	17,342,583
Net realized loss/(gain) on investments	21,827,037	(11,649,815)	23,862,768
Proceeds from short-term investments maturing, net	—	10,383,731	3,054,579
Decrease/(increase) in distribution receivable	(14,388)	2,275,482	(2,275,482)
Decrease/(increase) in restricted cash	131,617	2,540,776	(2,672,393)
Decrease/(increase) in interest and dividends receivable	9,382	(5,662)	20,920
Decrease/(increase) in prepaid insurance	108	(470)	1,378
(Decrease)/increase in deferred income	—	(258,809)	258,809
(Decrease) in management fees payable	(16,946)	(81,299)	(7,656)
(Decrease)/increase in audit fees payable	(56,750)	(18,545)	3,295
(Decrease)/increase in legal fees payable	(10,262)	73,852	14,290
(Decrease)/increase in tax preparation fees payable	(6,929)	(16,525)	48,890
(Decrease) in Board of Managers' fees payable	(19,500)	—	(2,500)
(Decrease) in administration fees payable	—	(9,583)	(25,211)
(Decrease)/increase in custody fees payable	(3,170)	(12,769)	17,002
(Decrease)/increase in other payables	(8,481)	2,220	10,977
Net cash (used in)/provided by operating activities	(2,541,579)	31,774,440	8,289,186
CASH FLOWS FOR FINANCING ACTIVITIES
Cash distributions to Members	(2,066,470)	(21,107,515)	(8,265,880)
Net cash (used in) financing activities	(2,066,470)	(21,107,515)	(8,265,880)
Net (decrease)/increase in cash	(4,608,049)	10,666,925	23,306
Cash and cash equivalents at beginning of year	10,693,165	26,240	2,934
Cash and cash equivalents at end of year	$6,085,116	$10,693,165	$26,240
SUPPLEMENTAL INFORMATION
Non-cash distributions received from Private Investment Funds	$—	$563,864	$614,956

The accompanying notes are an integral part of these Financial Statements.

Excelsior Venture Partners III, LLC
Financial Highlights

	Year Ended October 31, 2009	Year Ended October 31, 2008	Year Ended October 31, 2007	Year Ended October 31, 2006	Year Ended October 31, 2005
Per Unit Operating Performance: (1)
NET ASSET VALUE, BEGINNING OF YEAR	$136.44	$245.05	$255.96	$316.21	$393.21
INCOME FROM INVESTMENT OPERATIONS:
Net investment (loss)	(3.68)	(3.35)	(2.08)	(2.16)	(4.44)
Net realized and unrealized (loss)/gain on investments	(12.41)	(33.76)	19.17	(58.09)	(35.72)
Net (decrease)/increase in net assets resulting from operations	(16.09)	(37.11)	17.09	(60.25)	(40.16)
Total Distributions to Members	(7.00)	(71.50)	(28.00)	—	(36.84)
NET ASSET VALUE, END OF YEAR	$113.35	$136.44	$245.05	$255.96	$316.21
TOTAL NET ASSET VALUE RETURN (2)	(11.99)%	(15.41)%	7.84%	(19.05)%	(11.24)%
RATIOS AND SUPPLEMENTAL DATA (3)
Net Assets, End of Year (000’s)	$33,462	$40,279	$72,342	$75,562	$93,349
Ratios to Average Net Assets:
Gross expenses	2.97%	2.11%	1.91%	2.18%	2.45%
Net expenses	2.97%	2.11%	1.91%	2.18%	2.45%
Net investment (loss)	(2.94)%	(1.49)%	(0.88)%	(0.74)%	(1.23)%
Portfolio Turnover Rate (4)	3.97%	7.91%	12.37%	4.00%	24.00%

(1)	Selected data for a unit of membership interest outstanding throughout each year.
(2)	Total investment value return based on per unit net asset value reflects the effects of changes in net asset value based on the performance of the Company during the period, and assumes dividends and distributions, if any, were reinvested. The Company’s units were issued in a private placement and are not traded. Therefore, the market value of total investment return is not presented. For the year ended October 31, 2008, the impact on the Company’s total net asset value return of a voluntary reimbursement by BACA (as defined) for the matter discussed in Note 3 is 0.39%. Excluding this item, total net asset value return would have been (15.80)% for the year ended October 31, 2008.
(3)	Income and expense ratios do not reflect the Company's proportionate share of net investment income/(loss) and expenses, including any performance-based fees, of the Private Investment Funds. The Private Investment Funds expense ratios have been obtained from their audited financial statements for the period ended December 31, 2008, but are unaudited information in these Financial Statements.
The range for these ratios is given below:

Private Investment Funds' Ratios	Ratio Range
Expense excluding incentive carried interest	1.99% – 4.10%
Incentive Carried interest	(3.80)% – 0.04%
Expenses plus incentive carried interest	0.30% – 3.85%

The Private Investment Funds management fees range from 2.00% to 2.50% on committed capital during the initial investment period and typically decrease over time as the Private Investment Funds seek to exit investments. The Private Investment Funds incentive fees range from 20% to 25% of profit generated by the Private Investment Funds.

(4)	Distributions received from Private Investment Funds are included in the portfolio turnover rate.

The accompanying notes are an integral part of these Financial Statements.

EXCELSIOR VENTURE PARTNERS III, LLC

NOTES TO FINANCIAL STATEMENTS

October 31, 2009

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

As a BDC, the Company must be primarily engaged in the business of furnishing capital and making available managerial assistance to companies that generally do not have ready access to capital through conventional financial channels. The Company’s investment objective is to achieve long-term capital appreciation primarily by investing in domestic venture capital and other private companies (“Private Companies”) and, to a lesser extent, domestic and international private investment funds (“Private Investment Funds”), negotiated private investments in public companies and international direct investments that the Investment Adviser believes offer significant long-term capital appreciation. Venture capital and Private Companies are companies in which the equity is closely held by company founders, management and/or a limited number of institutional investors. The Company does not have the right to demand that such equity securities be registered.

Note 2 — Significant Accounting Policies

A.  Basis of Presentation and Use of Estimates:

The following is a summary of the Company’s significant accounting policies. Such policies are in conformity with U.S. generally accepted accounting principles (“GAAP”) for investment companies and are consistently followed in the preparation of the financial statements. GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures in the financial statements. Actual results could differ from these estimates and the differences could be material.

B.  Cash and Cash Equivalents:

Cash and cash equivalents consist of deposits with PNC Bank, N.A. All highly liquid investments are listed separately on the Portfolio of Investments.

C.  Restricted Cash:

Restricted cash, if any, consists of proceeds from the sales of investments held by counterparties as collateral for certain contingent claims for a specified period of time.

D.  Investment Valuation:

The Company values portfolio securities quarterly and at such other times as, in the Company’s Board of Managers’ (“Board” or “Board of Managers”) view, circumstances warrant. Securities for which market quotations are readily available generally will be valued at the last sale price on the date of valuation or, if no sale occurred, at the mean of the latest bid and ask prices; provided that, as to such securities that may have legal or contractual restrictions on transfer, a discount from the public market price may be applied.

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

The value for securities for which no public market exists is difficult to determine. Generally, such investments will be valued on a “going concern” basis and in conformity with GAAP. Accordingly, the fair value measurement is determined based on the estimated price a seller would receive in an orderly transaction at the measurement date. For venture capital companies there are a range of values that is reasonable for such investments at any particular time. Initially, Private Companies are valued based upon their original cost except that original cost valuation will be adjusted, upon approval by the Valuation Committee on the advice of the Valuation Agent, based on either a market or appraisal method of valuation. The private market method shall only be used with respect to reliable third party transactions by sophisticated, independent investors. The appraisal method shall be based upon such inputs affecting the company such as earnings, net worth, reliable private sale prices of the company’s securities, the market prices for similar securities of comparable companies, an assessment of the company’s future prospects or, if appropriate, liquidation value. The values for the investments referred to in this paragraph will be estimated regularly by the Investment Adviser (as defined below) or the Valuation Committee under the supervision of the Board of Managers and, in any event, not less frequently than quarterly. However, there can be no assurance that such value will represent the return that might ultimately be realized by the Company from the investments.

The Company’s investments are reported at fair value. The Board and Valuation Committee have approved procedures pursuant to which the Company values its investments in Private Investment Funds, subject to the review and supervision of the Board and Valuation Committee. In accordance with these procedures, fair value of investments in the Private Investment Funds takes into consideration information reasonably available at the time the valuation is made and other factors that the Board and Valuation Committee deems pertinent. Generally, the Board and Valuation Committee will use valuations reported to the Company by the managers of these Private Investment Funds as an input, and the Company, Board or Valuation Committee may reasonably determine that additional factors should be considered that were not reflected. The value of the Company’s investments determined using the Company’s procedures may differ from the value reported by the manager of the Private Investment Funds.

At October 31, 2009 and October 31, 2008, market quotations were not readily available for the Company’s portfolio of securities valued at $26,610,453 or 79.52% of net assets and $28,814,304 or 71.54% of net assets, respectively. Such securities were valued by the Investment Adviser, under the supervision of the Board of Managers. Because of the inherent uncertainty of valuation, the estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

Fair value measurements establish a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

•	Level 1 — Inputs that reflect unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date;
•	Level 2 — Inputs other than quoted prices that are observable for the asset or liability either directly or indirectly, including inputs in markets that are not considered to be active;
•	Level 3 — Inputs that are unobservable.

Inputs broadly refer to the assumptions that market participants use to make valuation decisions, including assumptions about risk. The Company generally uses the capital balance reported by the Private Investment Funds as the primary input in its valuation; however, adjustments to the reported capital balance may be made based on various factors, including, but not limited to, the attributes of the interest held, including the rights and obligations, any restrictions or illiquidity on such interests, any potential clawbacks by the Private Investment Funds and the fair value of the Private Investment Fund's investment portfolio or other assets and liabilities.

An individual Private Investment Fund’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. However, the determination of what constitutes “observable” requires significant judgment by the Company, Board and Valuation Committee. The Company, Board and Valuation Committee considers observable data to be that market data which is readily available, regularly distributed or updated, reliable and verifiable, not proprietary, provided by multiple, independent sources that are actively involved in the relevant market. The categorization of the Private Investment Fund within the hierarchy is based upon the pricing transparency of that Private Investment Fund and does not necessarily correspond to the Company's perceived risk of that Private Investment Fund.

Substantially all of the Company's investments in the Private Companies and Private Investment Funds have been classified within Level 3. The Private Investment Funds generally do not provide redemption options for investors and, subsequent to final closing, do not permit subscriptions by new or existing investors. Accordingly, the Company generally holds interests in such Private Investment Funds for which there is no active market. The Companies interests in Private Companies and Private Investment Funds, in the absence of a recent and relevant secondary market transaction, are generally classified as Level 3. Assumptions used by the Company, Board or Valuation Committee due to the lack of observable inputs may significantly impact the resulting fair value and, therefore, the Company’s results of operations.

The table below sets forth information about the level within the fair value hierarchy at which the Company’s investments are measured at October 31, 2009:

	Level 1	Level 2	Level 3	Total
Assets:
Investments in Private Companies	$—	$—	$12,359,748	$12,359,748
Investments in Private Investment Funds	—	—	14,250,705	14,250,705
Investment in Investment Company	984,128	—	—	984,128
Totals	$984,128	$—	$26,610,453	$27,594,581

The following is a reconciliation of the investments in securities within Level 3 used in determining value:

Level 3
Balance as of 10/31/08	$28,814,304
Net realized gain/(loss) on investments	(21,827,037)
Net decrease in unrealized depreciation on investments	18,164,736
Net purchases/(sales proceeds)	1,458,450
Net transfers in and out of Level 3*	—
Balance as of 10/31/09	$26,610,453

*	Transfers in and out of Level 3 are valued at the beginning of the period value.

The unrealized gains/(losses) in the table above are reflected in the accompanying Statements of Operations. Net unrealized gains (losses) relate to investments held by the Company at October 31, 2009.

The Company must determine whether there has been a significant decrease in the volume and level of activity for an asset or liability when compared with normal market activity for such asset or liability (or similar assets or liabilities). The Company must also provide guidance on identifying circumstances that indicate whether or not a transaction, with regards to such an asset or liability, is orderly. In its consideration, the Company must consider inputs and valuation techniques used for each major category of investments with “major category” being defined as investment type. Refer to the Company’s Portfolio of Investments for additional information on the Company’s investments in Private Companies and Private Investment Funds.

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

The cost of the Private Investment Funds for federal tax purposes is based on amounts reported to the Company on Schedule K-1 from the Private Investment Funds. As of October 31, 2009, the Company has not received information to determine the tax cost of the Private Investment Funds. At December 31, 2008 and December 31, 2007, the Private Investment Funds had a cost basis for tax purposes of $14,677,567 and $13,695,895, respectively. After adjusting the tax cost for purchases and sales for the period between December 31, 2008 and October 31, 2009, the adjusted cost for tax purposes is $15,470,226. This results in net unrealized depreciation for tax purposes on the Private Investment Funds of $1,219,521. The cost basis for federal tax purposes of the Company’s other investments is $22,082,635, and those investments had net depreciation on a tax basis at October 31, 2009 of $9,722,887. The cost basis for federal tax purposes of the Company’s other investments at October 31, 2008, was $42,763,809, and those investments had net depreciation on a tax basis at October 31, 2008 of $31,366,872. The book/tax differences are primarily related to the recognition of distributions.

Management has analyzed the Company’s tax positions taken on federal income tax returns for all open tax years (current and prior three tax years), and has concluded that no provision for federal income tax is required in the Company’s financial statements. The Company’s federal and state income and federal excise tax returns for tax years for which the applicable statutes of limitations have not expired are subject to examination by the Internal Revenue Service and state departments of revenue.

Note 3 — Investment Advisory Fee, Administration Fee and Related Party Transactions

Bank of America Capital Advisors, LLC (“BACA” or the “Investment Adviser”), which has its principal offices at 100 Federal Street, Boston, MA 02110, serves as the investment adviser to the Company and is responsible for identifying, evaluating, structuring, monitoring and disposing of the Company’s investments. BACA is a Delaware limited liability company which is registered as an investment adviser under the Investment Advisers Act of 1940, as amended (the “Advisers Act”). The Investment Adviser is an indirect wholly-owned subsidiary of, and controlled by, Bank of America, a bank holding and a financial holding company which has its principal executive offices at 101 North Tryon Street, Charlotte, NC 28255.

Prior to May 29, 2008, the Company’s investment adviser was USTA. On May 29, 2008, BACA assumed the responsibilities of the investment adviser to the Company as a result of the Transfer of USTA’s rights and obligations under the Advisory Agreement (as defined below) between the Company and USTA dated July 1, 2007. The Transfer was approved by the Company’s Board of Managers on March 11, 2008. This change was a product of corporate mergers resulting from the acquisition by Bank of America of U.S. Trust Corp. in July 2007. The Transfer of the Advisory Agreement from USTA to BACA did not change (i) the way the Company is managed, including the level of services provided, (ii) the team of investment professionals providing services to the Company, or (iii) the management and incentive fees paid by the Company.

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

On February 22, 2008, U.S. Trust merged into Bank of America, N.A. (“BANA”), an indirect wholly-owned subsidiary of Bank of America.

As of October 31, 2009 and October 31, 2008, $84,557 and $101,503, respectively, were payable to BACA for management fees.

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

In addition to the management fee, the Investment Adviser is entitled to allocations and distributions equal to the Incentive Carried Interest. The Incentive Carried Interest is an amount equal to 20% of the excess, if any, of the Company’s cumulative realized capital gains on Private Companies, over the sum of (i) cumulative realized capital losses on investments of any type (ii) cumulative gross unrealized capital depreciation on investments of any type and (iii) cumulative net expenses. Private Companies means Company investments in domestic and foreign companies in which the equity is closely held by company founders, management, and/or a limited number of institutional investors and negotiated private investments in public companies. As of October 31, 2009 and October 31, 2008, there was no Incentive Carried Interest earned by BACA.

Pursuant to an Administration, Accounting and Investor Services Agreement, the Company retains PNC Global Investment Servicing (U.S.), Inc. (“PNCGIS”) (formerly PFPC Inc.), a majority-owned subsidiary of The PNC Financial Services Group, as administrator, accounting and investor services agent. In consideration for its services, the Company (i) pays PNCGIS a variable fee between 0.105% and 0.07%, based on average quarterly net assets, payable monthly, subject to a minimum quarterly fee of approximately $28,750, (ii) pays annual fees of approximately $37,040 for taxation services and (iii) reimburses PNCGIS for out-of-pocket expenses. In addition, PFPC Trust Company serves as the Company’s custodian.

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

As of October 31, 2009 and October 31, 2008, Excelsior Venture Investors III, LLC had an investment in the Company of $21,243,047 and $25,570,437, respectively. This represents an ownership interest of 63.48% in the Company as of both dates.

Affiliates of the Investment Adviser may have banking, underwriting, lending, brokerage, or other business relationships with Private Investment Funds or Private Companies in which the Company invests and with companies in which the Private Investment Funds invest.

Note 4 — Purchases and Sales of Securities

Excluding short-term investments, the Company's purchases and proceeds received from the sale of investments and distributions received from Private Investment Funds for the years ended October 31, 2009, October 31, 2008, and October 31, 2007 were as follows:

Year Ended October 31,	Purchases ($)	Proceeds ($)
2009	2,548,859	1,090,409
2008	3,567,909	21,457,932
2007	6,885,181	17,342,583

Note 5 — Commitments

As of October 31, 2009, the Company had unfunded investment commitments to Private Investment Funds totaling $1,987,128. The Company had total commitments from its investors of $147.6 million, none of which remains uncalled.

Private Investment Funds	Unfunded Commitment
Advanced Technology Ventures VII, L.P.	$121,500
Burrill Life Sciences Capital Fund, L.P.	349,905
CHL Medical Partners II, L.P.	—
CMEA Ventures VI, L.P.	330,000
Morgenthaler Partners VII, L.P.	150,000
Prospect Venture Partners II, L.P.	345,000
Sevin Rosen Fund IX, L.P.	420,000
Tallwood II, L.P.	—
Valhalla Partners, L.P.	270,723
Total	$1,987,128

Note 6 — Transactions with Affiliated Companies

An affiliated company is a company in which the Company has ownership of more than 5% of the voting securities. The Company did not receive dividends from affiliated companies during the year ended October 31, 2009 and October 31, 2008. Transactions with companies, which are or were affiliates, were as follows:

Name of Investment	Shares/Principal Amount Held at October 31, 2008	October 31, 2008 Fair Value	Purchases/ Conversion Acquisition	For the Year Ended October 31, 2009
				Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/Principal Amount Held at October 31, 2009	October 31, 2009 Fair Value (Note 2)
Controlled Affiliates
Cydelity Inc., Series A-2 Preferred*	—	$—	$—	$—	$—	$(8,050)	—	$—
Total Controlled Affiliates	—	$—	$—	$—	$—	$(8,050)	—	$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,248	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,937
Ethertronics, Inc., Series D Preferred	—	—	1,137,813	—	—	—	758,542	1,137,813
OpVista, Inc., Common Stock	10,615,593	—	—	—	—	(15,393,311)	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	(676)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	—	—	—	—	(5,000,000)	—	—
Tensys Medical, Inc., Series D Preferred	1,187,500	—	—	—	—	(1,425,000)	—	—
Tensys Medical, Inc., Series E Preferred	318,845	—	—	(382,623)	—	—	—	—
Total Non-Controlled Affiliates		$9,196,937	$1,137,813	$(382,623)	$—	$(21,818,988)		$10,334,750
Total Non-Controlled and Controlled Affiliates		$9,196,937	$1,137,813	$(382,623)	$—	$(21,827,037)		$10,334,750

*	Investment was liquidated in a prior year but had an adjustment to an escrow release.

Name of Investment	Shares/Principal Amount Held at October 31, 2007	October 31, 2007 Fair Value	Purchases/ Conversion Acquisition	For the Year Ended October 31, 2008
				Sales Proceeds/ Conversion	Interest Received	Realized Gain/(Loss)	Shares/Principal Amount Held at October 31, 2008	October 31, 2008 Fair Value (Note 2)
Controlled Affiliates
Pilot Software Inc., Escrow	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—
Total Controlled Affiliates	—	$—	$—	$2,079,801	$76,123	$(152,497)	—	$—
Non-Controlled Affiliates
Ethertronics, Inc., Series B Preferred	4,433,333	6,650,000	—	—	—	—	4,433,333	6,650,000
Ethertronics, Inc., Series C Warrants	271,247	—	—	—	—	—	271,247	—
Ethertronics, Inc., Series C Preferred	1,697,957	2,546,937	—	—	—	—	1,697,957	2,546,937
LogicLibrary, Inc., Series A Preferred	8,751,782	4,001,492	(4,087,685)	—	1,758	—	—	—
LogicLibrary, Inc., Series A-1 Preferred	3,080,464	1,408,450	(1,408,450)	—	—	—	—	—
MIDAS Vision Systems, Inc., Series A-1 Preferred	933,593	—	—	—	—	(1,054,960)	—	—
MIDAS Vision Systems, Inc., Common Stock	157,396	—	—	—	—	(4,000,000)	—	—
NanoOpto Corp., Bridge Note	237,321	160,000	—	93,384	—	(143,937)	—	—
OpVista, Inc., Series AA Preferred	5,683,906	6,236,892	(6,236,892)	—	—	—	—	—
OpVista, Inc., Common Stock	1,079,541	1,184,567	7,411,767	—	—	—	10,615,593	—
OpVista, Inc., Series BB Convertible Preferred	433,400	491,800	(491,800)	—	—	—	—	—
OpVista, Inc., Bridge Note	675,989	1,351,978	(683,075)	—	7,760	—	—	—
OpVista, Inc., Series CC Warrants	675,313	—	—	—	—	—	675,313	—
Silverback Systems, Inc., Escrow	—	—	—	217,763	—	(39,084)	—	—
Tensys Medical, Inc., Series C Preferred	4,166,667	534,026	—	—	—	—	4,166,667	—
Tensys Medical, Inc., Series D Preferred	1,187,500	152,197	—	—	—	—	1,187,500	—
Tensys Medical, Inc., Series E Preferred	96,629	347,865	266,669	—	3,792	—	318,845	—
Total Non-Controlled Affiliates		$25,066,204	$(5,229,466)	$311,147	$13,310	$(5,237,981)		$9,196,937
Total Non-Controlled and Controlled Affiliates		$25,066,204	$(5,229,466)	$2,390,948	$89,433	$(5,390,478)		$9,196,937

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

Note 8 — Concentration Risk

The Company invests in Private Investment Funds and Private Companies. This portfolio strategy presents a high degree of business and financial risk due to the nature of the Private Companies and the underlying companies in which the Private Investment Funds invest, which many include entities with little operating history, minimal capitalization, or operations in new or developing industries.

Note 9 — Liquidity Risk

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

Note 10 — Disclosure regarding Private Investment Funds over 5% of Net Assets

Advanced Technology Ventures VII, L.P. represents 5.54% of the Company’s net assets at October 31, 2009. The investment objective of Advanced Technology Ventures VII, L.P. is to invest in multistage information technology, communications and life sciences companies in order to achieve capital appreciation. Advanced Technology Ventures VII, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of Advanced Technology Ventures VII, L.P. may approve transfers at its sole discretion.

Burrill Life Sciences Capital Fund, L.P. represents 5.07% of the Company’s net assets at October 31, 2009. The investment objective of Burrill Life Sciences Capital Fund, L.P. is to invest primarily in innovative, early-stage life science venture opportunities in order to achieve capital appreciation. Burrill Life Sciences Capital Fund, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of Burrill Life Sciences Capital Fund, L.P. may approve transfers at its sole discretion.

CMEA Ventures VI, L.P. represents 8.19% of the Company’s net assets at October 31, 2009. The investment objective of CMEA Ventures VI, L.P. is to invest in and assist new and emerging growth-oriented business that are involved in the areas of life science technology, human healthcare and high technology companies in order to achieve net rates of return on invested capital in the top quartile of venture capital funds of the same vintage year. CMEA Ventures VI, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of CMEA Ventures VI, L.P. may approve transfers at its sole discretion.

Sevin Rosen Fund IX, L.P. represents 5.21% of the Company’s net assets at October 31, 2009. The investment objective of Sevin Rosen Fund IX, L.P. is to develop, negotiate and acquire equity positions primarily in early stage start-up and emerging companies in the technology area in order to achieve net rates of return on invested capital. Sevin Rosen Fund IX, L.P. does not provide liquidity to its partners in the form of redemptions and explicitly states that no partner can withdraw its capital or profits. Liquidity is provided at the general partner’s discretion in the form of distributions in either cash or marketable securities. Additionally, the general partner of Sevin Rosen Fund IX, L.P. may approve transfers at its sole discretion.

Note 11 — Subsequent Events

The Company has evaluated all events subsequent to the balance sheet date of October 31, 2009, through December 28, 2009, which is the date these financial statements were available to be issued. For the period November 1, 2009 to December 28, 2009, the Company has noted the following:

A special meeting of Members (the “Meeting”) was held on December 12, 2009 for the following purposes: (i) to authorize the Board of Managers to withdraw the Company’s election to be treated as BDC (the “BDC Election”) under the Investment Company Act and to continue the Company’s operations as a closed-end management investment company registered under the Investment Company Act (“Proposal 1”); and (ii) to approve an amendment to the Company’s Limited

Liability Company Operating Agreement in order to eliminate the incentive carried interest payment and to make such other changes as the officers of the Company, upon consultation with counsel, deem necessary to reflect the withdrawal of the BDC Election, provided that the withdrawal of the Company’s BDC Election is approved by the Members of the Company (“Proposal 2” and together with Proposal 1, the “Proposals”).

The proposal was approved on December 10, 2009 by the Members holding a requisite number of votes. The contemplated transactions are expected to take place on or about December 31, 2009.

Supplemental Information (Unaudited)

Mr. Gene M. Bernstein, a member of the Board of Managers, resigned from the Board on September 24, 2009.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures. As of October 31, 2009 (the end of the period covered by this report), the Company’s principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and have concluded that, based on such evaluation, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company was made known to them by others within those entities.

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

Management’s Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment, management concluded that, as of October 31, 2009, the Company’s internal control over financial reporting was effective.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Set forth below are names, ages, positions and certain other information concerning the current managers and certain officers of the Company as of October 31, 2009.

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years	Number of Portfolios in Fund Complex Overseen by Manager*
Disinterested Managers
Victor F. Imbimbo, Jr. Bank of America 114 West 47th Street New York, NY 10036 (Born 1952)	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Imbimbo is the President and CEO of Caring Today, LLC., the publisher of Caring Today Magazine, the leading information resource within the family caregivers market. Prior to this, Mr. Imbimbo, was Executive Vice President of TBWA\New York and President for North America with TBWA/WorldHealth, a division of TBWA Worldwide where he directed consumer marketing program development for healthcare companies primarily within the pharmaceutical industry. Mr. Imbimbo serves as a manager of Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC. Mr. Imbimbo is a Board member for Vertical Branding, Inc, a public company specializing in direct response branding and marketing.	7
Stephen V. Murphy Bank of America 114 West 47th Street New York, NY 10036 (Born 1945)	Manager and Member of the Audit and Valuation Committees	Since Company inception	Mr. Murphy is President of S.V. Murphy & Co., an investment banking firm. Mr. Murphy serves as a manager of Excelsior Venture Investors III, LLC, Excelsior Directional Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC and Excelsior Directional Hedge Fund of Funds (TE), LLC. He also serves on the board of directors of The First of Long Island Corporation, The First National Bank of Long Island and Bowne & Co., Inc.	7
John C. Hover II Bank of America 114 West 47th Street New York, NY 10036 (Born 1943)	Manager and Chairman of the Board and Member of the Audit and Valuation Committees	Since Company inception. Serves on Audit and Valuation Committees since July 1, 2007	Mr. Hover was an Executive Vice President of U.S. Trust Company (retired since 1998). Mr. Hover serves as chairman of the board of managers of Excelsior Venture Investors III, LLC. He also serves on the board of directors of Tweedy, Browne Fund, Inc.	7

*	The “Fund Complex” consists of Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Multi-Strategy Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC, Excelsior Directional Hedge Fund of Funds (TE), LLC, Excelsior Multi-Strategy Hedge Fund of Funds (TI 2), LLC and Excelsior Multi-Strategy Hedge Fund of Funds (TE 2), LLC.

Officers

Name, Address and Age	Position(s) Held with the Company	Term of Office and Length of Time Served	Principal Occupation During Past Five Years
James D. Bowden Bank of America Capital Advisors, LLC 100 Federal Street Boston, MA 02110 (Born 1953)	Chief Executive Officer and President	Since July, 2008	Managing Director and Senior Vice President, Bank of America Capital Advisors, LLC (since 1998).
Steve L. Suss Bank of America Capital Advisors, LLC 225 High Ridge Road Stamford, CT 06905 (Born 1960)	Chief Financial Officer and Treasurer	Since April 2007	Managing Director, Alternative Investments, Bank of America (7/07 to present); Director (4/07 to 5/08), Senior Vice President (7/07 to 5/08), and President (4/07 to 6/07) of UST Advisers, Inc.; Senior Vice President of U.S. Trust’s Alternative Investment Division (4/07 to 6/07); Chief Financial Officer and Chief Compliance Officer, Heirloom Capital Management, L.P. (5/02 to 9/06); Vice President and Chief Financial Officer, Westway Capital LLC (9/97 to 1/02).
Mathew J. Ahern Bank of America Capital Advisors, LLC 100 Federal Street Boston, MA 02110 (Born 1967)	Senior Vice President	Since June 2008	Senior Vice President and Director, Alternative Investment Asset Management, Bank of America (12/02 to present).
Marina Belaya Bank of America Capital Advisors, LLC 114 W. 47th Street New York, NY 10036 (Born 1967)	Secretary	Since April 2007	Assistant General Counsel, Bank of America (7/07 to present); Vice President and Senior Attorney of U.S. Trust (2/06 to 6/07); Vice President, Corporate Counsel, Prudential Financial (4/05 to 01/06); Associate, Schulte Roth & Zabel LLP (09/02 to 03/05).
Robert M. Zakem Bank of America Capital Advisors LLC 2 World Financial Center New York, NY 10281 (Born 1958)	Chief Compliance Officer	Since June 2009	GWIM Risk and Compliance Senior Executive, Bank of America Corp. (3/09 to present); Managing Director, Business Risk Management, Merrill Lynch & Co., Inc. (8/06 to 2/09); Executive Director, Head of Fund Services – US, UBS Financial Services, Inc. (12/04 to 07/06); Senior Vice President and General Counsel, AIG SunAmerica Asset Management Corp. (04/93 to 12/04).

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

Code of Ethics

As of the end of the period, October 31, 2009, the Company has adopted a code of ethics, which complies with the criteria provided in the SEC rules, and applies to its principal executive officer, the principal financial officer and any other officers who serve a similar function. A copy of the code of ethics is incorporated herein by reference in Item 15 of this Form 10-K.

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

The following chart provides certain information about the fees received by the managers in the fiscal year ended October 31, 2009.

Name of Person/Position	Aggregate Compensation From the Company	Total Compensation From the Company and Fund Complex* Paid to Managers
John C. Hover II Manager	$26,500	$35,250 (7 Funds)
Gene M. Bernstein** Manager	$18,500	$46,750 (5 Funds)
Stephen V. Murphy Manager	$26,500	$59,750 (7 Funds)
Victor F. Imbimbo, Jr. Manager	$25,500	$58,750 (7 Funds)

*	The “Fund Complex” includes Excelsior Venture Partners III, LLC, Excelsior Venture Investors III, LLC, Excelsior Multi-Strategy Hedge Fund of Funds Master Fund, LLC, Excelsior Directional Hedge Fund of Funds (TI), LLC, Excelsior Directional Hedge Fund of Funds (TE), LLC, Excelsior Multi-Strategy Hedge Fund of Funds (TI 2), LLC and Excelsior Multi-Strategy Hedge Fund of Funds (TE 2), LLC. The parenthetical number represents the number of investment companies (including the Company) from which such person receives compensation that is considered a part of the same Fund Complex as the Company, and the compensation is as of December 31, 2009.
**	Mr. Bernstein resigned from the Board on September 24, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of October 31, 2009, certain beneficial owners, the managers, the Chief Executive Officer and the managers and executive officers as a group held of record the following shares. Except as set forth below, to the Company’s knowledge and based solely on a review of Forms 13D and 13G filed with the SEC (or the lack of such filings, as the case may be), no other person beneficially owned more than 5% of the Company’s shares.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Units of membership Interest	Excelsior Venture Investors III, LLC 225 High Ridge Road Stamford, CT 06905	187,409 units	63.5%
Units of membership Interest	John C. Hover II c/o Bank of America 114 West 47th Street New York, NY 10036-1532	200 units	*
Units of membership Interest	Victor F. Imbimbo, Jr. c/o Bank of America 114 West 47th Street New York, NY 10036-1532	-0- units	*
Units of membership Interest	Stephen V. Murphy c/o Bank of America 114 West 47th Street New York, NY 10036-1532	200 units	*
Units of membership Interest	James D. Bowden Bank of America Capital Advisors, LLC 100 Federal Street Boston, MA 02110	-0- units	*
Units of membership Interest	Steve L. Suss Bank of America Capital Advisors, LLC 225 High Ridge Road Stamford, CT 06905	-0- units	*
Units of membership Interest	Managers and executive officers as a group (5 persons)	400 units	*

*	Less than one percent.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has engaged in no transactions with the managers or executive officers other than as described above or in the notes to the financial statements.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees
(a)	The aggregate fees billed for each of the last two fiscal years for professional services rendered by the registered public accountant for the audit of the Company’s annual financial statements or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years are $113,500 for 2008 and $100,000 for 2009.
Audit-Related Fees
(b)	The aggregate fees billed in each of the last two fiscal years for assurance and related services by the registered public accountant that are reasonably related to the performance of the audit of the Company’s financial statements and are not reported under paragraph (a) of this Item are $25,500 for 2008 and $25,500 for 2009.

Tax Fees
(c)	The aggregate fees billed in each of the last two fiscal years for professional services rendered by the registered public accountant for tax compliance, tax advice, and tax planning are $0 for 2008 and $55,682 for 2009.
All Other Fees
(d)	The aggregate fees billed in each of the last two fiscal years for products and services provided by the registered public accountant, other than the services reported in paragraphs (a) through (c) of this Item are $0 for 2008 and $0 for 2009.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	1. Financial Statements

The financial statements listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 10 are filed as part of this report.

2.	Financial Statement Schedules

The financial statement schedules listed in Item 8, “Financial Statements and Supplementary Data,” beginning on page 10 are filed as part of this report.

3.	Exhibits
(3)(a)	Certificate of Formation of Limited Liability Company.(1)
(3)(b)	Certificate of Amendment.(1)
(3)(c)	Form of Limited Liability Company Operating Agreement.(1)
(4)	For instruments defining the rights of security holders see Exhibits (3)(a), (b) and (c), (10)(h),(i),(j) and (k) hereto and the Specimen Certificate of the Company’s units.(1)
(10)(a)(i)	Form of Investment Advisory Agreement for former Investment Adviser.(1)
(10)(a)(ii)	Form of Investment Advisory Agreement for Investment Adviser.(4)
(10)(b)	Form of Investment Sub-Advisory Agreement.(1)
(10)(c)	Form of Distribution Agreement.(1)
(10)(d)	Form of Selling Agent Agreement.(1)
(10)(e)	Form of Custodian Agreement.(1)
(10)(f)	Form of Administration, Accounting and Investor Services Agreement.(1)
(10)(g)	Form of Escrow Agreement.(1)
(10)(h)	Form of Subscription Agreement for investment in units of the Company.(1)
(10)(i)	Form of Subscription Agreement with Charles Schwab & Co., Inc. for investment in units of the Company.(1)
(10)(j)	Amended and Restated Agreement with respect to Seed Capital.(2)
(10)(k)	Form of Subscription Agreement between the Company and Excelsior Venture Investors III, LLC.(1)
(10)(l)	Investment Sub-Advisory Agreement dated December 21, 2001 among the Company, U.S. Trust Company and U.S. Trust Company, N.A.(3)
(14)	Code of Ethics.
(31.1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.2)	Certification of Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.1)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99)(a)	Audit Committee Charter. — No Change.

(1)	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on August 10, 2000 (File No. 333-30986).
(2)	Incorporated by reference to the Company’s Registration Statement on Form N-2/A as filed with the Securities and Exchange Commission on November 14, 2000 (File No. 333-30986).
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on March 18, 2002.
(4)	Incorporated by reference to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on January 25, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EXCELSIOR VENTURE PARTNERS III, LLC
Date: 01/29/10	By: /s/ James D. Bowden James D. Bowden Chief Executive Officer and President
Date: 01/29/10	By: /s/ Steve L. Suss Steven L. Suss Chief Financial Officer and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ James D. Bowden James D. Bowden	Chief Executive Officer and President	01/29/10
/s/ Steve L. Suss Steve L. Suss	Chief Financial Officer and Treasurer	01/29/10
/s/ John C. Hover II John C. Hover II	Chairman of the Board and Director	01/29/10
/s/ Stephen V. Murphy Stephen V. Murphy	Director	01/29/10
/s/ Victor F. Imbimbo, Jr. Victor F. Imbimbo, Jr.	Director	01/29/10